Form 10-Q
period 2016-01-31
Broadcom Ltd
filed 2016-03-10
CIK 1649338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37690

Broadcom Limited
(Exact Name of Registrant as Specified in Its Charter)

Singapore (State or Other Jurisdiction of Incorporation or Organization)	98-1254807 (I.R.S. Employer Identification No.)
1 Yishun Avenue 7 Singapore 768923	N/A
(Address of Principal Executive Offices)	(Zip Code)

(65) 6755-7888
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 26, 2016 there were 390,447,960 of our ordinary shares, no par value per share, outstanding.

BROADCOM LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

BROADCOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	January 31, 2016	November 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,169	$1,822
Trade accounts receivable, net	1,060	1,019
Inventory	490	524
Assets held-for-sale	4	22
Other current assets	248	388
Total current assets	3,971	3,775
Property, plant and equipment, net	1,505	1,460
Goodwill	1,685	1,674
Intangible assets, net	3,089	3,277
Other long-term assets	527	406
Total assets	$10,777	$10,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$617
Employee compensation and benefits	101	250
Current portion of long-term debt	46	46
Other current liabilities	192	206
Total current liabilities	862	1,119
Long-term liabilities:
Long-term debt	3,892	3,903
Pension and post-retirement benefit obligations	469	475
Other long-term liabilities	433	381
Total liabilities	5,656	5,878
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, no par value; 278,110,739 shares and 276,259,120 shares issued and outstanding on January 31, 2016 and November 1, 2015, respectively	2,699	2,547
Retained earnings	2,495	2,240
Accumulated other comprehensive loss	(73)	(73)
Total shareholders’ equity	5,121	4,714
Total liabilities and shareholders’ equity	$10,777	$10,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Net revenue	$1,771	$1,635
Cost of products sold:
Cost of products sold	699	694
Amortization of intangible assets	130	113
Restructuring charges	1	2
Total cost of products sold	830	809
Gross margin	941	826
Research and development	267	235
Selling, general and administrative	114	117
Amortization of intangible assets	54	59
Restructuring and disposal charges	31	14
Total operating expenses	466	425
Operating income	475	401
Interest expense	(84)	(54)
Other income, net	3	4
Income from continuing operations before income taxes	394	351
Provision for income taxes	17	13
Income from continuing operations	377	338
Income from discontinued operations (including a gain on disposal of $14 for the fiscal quarter ended February 1, 2015), net of income taxes	—	13
Net income	$377	$351

Basic income per share:
Income per share from continuing operations	$1.36	$1.33
Income per share from discontinued operations	$—	$0.05
Net income per share	$1.36	$1.38

Diluted income per share:
Income per share from continuing operations	$1.30	$1.22
Income per share from discontinued operations	$—	$0.04
Net income per share	$1.30	$1.26

Weighted-average shares:
Basic	277	255
Diluted	289	278

Cash dividends declared and paid per share	$0.44	$0.35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Net income	$377	$351
Other comprehensive income, net of tax:
Reclassification to net income	—	1
Other comprehensive income	—	1
Comprehensive income	$377	$352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Cash flows from operating activities:
Net income	$377	$351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	226
Share-based compensation	57	49
Excess tax from share-based compensation	(23)	(20)
Non-cash restructuring and disposal charges	22	5
Gain on sale of business	—	(14)
Deferred taxes	(8)	(6)
Amortization of debt issuance costs and accretion of debt discount	4	7
Other	4	6
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(41)	64
Inventory	34	33
Accounts payable	(68)	(78)
Employee compensation and benefits	(149)	(90)
Other current assets and current liabilities	16	(45)
Other long-term assets and long-term liabilities	5	(7)
Net cash provided by operating activities	474	481
Cash flows from investing activities:
Purchases of property, plant and equipment	(140)	(162)
Proceeds from disposal of property, plant and equipment	—	26
Proceeds from sale of businesses	68	650
Acquisition of business	(12)	—
Purchase of investment	(1)	—
Net cash (used in) provided by investing activities	(85)	514
Cash flows from financing activities:
Dividend payments to shareholders	(122)	(89)
Issuance of ordinary shares	72	51
Excess tax from share-based compensation	23	20
Debt repayments	(11)	(12)
Debt issuance costs	(4)	—
Net cash used in financing activities	(42)	(30)
Net change in cash and cash equivalents	347	965
Cash and cash equivalents at the beginning of period	1,822	1,604
Cash and cash equivalents at end of period	$2,169	$2,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Limited, a company organized under the laws of the Republic of Singapore, is the successor to Avago Technologies Limited, or Avago. On February 1, 2016, pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, or the Broadcom Agreement, Broadcom Limited, Avago, Broadcom Corporation, or BRCM, and various other parties consummated a scheme of arrangement and certain merger transactions, as a result of which Avago and BRCM became indirect subsidiaries of Broadcom Limited, or the Broadcom Transaction. Pursuant to the scheme of arrangement under Singapore law, or the Avago Scheme, all issued ordinary shares of Avago were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom. Immediately following the consummation of the Avago Scheme, two subsidiaries of Broadcom Limited merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger.
The Avago Scheme will be accounted for in all periods presented using a carryover basis, similar to a pooling-of-interests, as the transaction was premised on a non-substantive exchange in order to facilitate the acquisition of BRCM, resulting in the retention of the historical basis of accounting. Under this method of accounting, Broadcom Limited and Avago will be treated as if they had always been combined for accounting and financial reporting purposes. The Broadcom Transaction is discussed in further detail in Note 12. "Subsequent Events".
References to "Broadcom," "the Company," "we," "our," and "us" are to Broadcom Limited and its consolidated subsidiaries, from and after the effective date of the Broadcom Transaction and, prior to that time, to our predecessor, Avago, unless otherwise specified or the context otherwise requires.
We are a leading designer, developer and global supplier of a broad range of analog and digital semiconductor connectivity solutions with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products such as data center networking, home connectivity, broadband access, telecommunications equipment, smartphones and base stations, data center servers and storage, factory automation, power generation and alternative energy systems, and displays. We have four reportable segments: enterprise storage, wireless communications, wired infrastructure and industrial & other, which align with our principal target markets.
Basis of Presentation
This is the first Quarterly Report on Form 10-Q, or Form 10-Q, following the Broadcom Transaction. However, as the first fiscal quarter of 2016 ended prior to the completion of the Broadcom Transaction, financial information and results of operations presented in this Form 10-Q are related to the predecessor, Avago.
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending October 30, 2016, or fiscal year 2016, is a 52-week fiscal year. The first quarter of our fiscal year 2016 ended on January 31, 2016, the second quarter ends on May 1, 2016 and the third quarter ends on July 31, 2016. Our fiscal year ended November 1, 2015, or fiscal year 2015, was also a 52-week fiscal year.
The accompanying unaudited condensed consolidated financial statements include the accounts of Avago and its wholly-owned subsidiaries and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 1, 2015 condensed consolidated balance sheet data were derived from Avago's audited consolidated financial statements included in Avago's Annual Report on Form 10-K for fiscal year 2015, or 2015 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. Intercompany transactions and balances have been eliminated in consolidation.
The operating results for the fiscal quarter ended January 31, 2016 are not necessarily indicative of the results that may be expected for fiscal year 2016, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located around the world. We seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition, and requiring collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products primarily through our direct sales force, distributors and manufacturers' representatives. Two direct customers accounted for 17% and 13% of our net accounts receivable balance at January 31, 2016. One direct customer accounted for 33% of our net accounts receivable balance at November 1, 2015. For the fiscal quarter ended January 31, 2016, two direct customers represented 15% and 10% of our net revenue. For the fiscal quarter ended February 1, 2015, one direct customer represented 27% of our net revenue. The majority of the revenue from these customers was included in our wireless communications segment.
Net income per share. Basic net income per share is computed using the weighted-average number of Avago ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of Avago ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money share options, restricted share units, or RSUs, employee share purchase rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards) and, for the fiscal quarter ended February 1, 2015, the 2.0% Convertible Senior Notes due 2021 issued by Avago, or the Convertible Notes. The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares.
The dilutive effect of the Convertible Notes was calculated using the treasury stock method based on our assumption that the Convertible Notes would be settled in cash. The treasury stock method assumed that the carrying value of the Convertible Notes represented proceeds, since settlement of the Convertible Notes tendered for conversion could be settled with cash, Avago ordinary shares or a combination of both at Avago's option.
During the third fiscal quarter of fiscal year 2015, the Convertible Notes were converted in full and settled with a combination of cash and the issuance of 13.8 million of Avago ordinary shares. The incremental Avago ordinary shares attributable to the conversion were a component of diluted shares for the period prior to settlement and a component of basic weighted-average Avago shares outstanding subsequent to the conversion.
There were no material antidilutive equity awards for the fiscal quarter ended January 31, 2016 or February 1, 2015.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Net income (Numerator):
Income from continuing operations	$377	$338
Income from discontinued operations, net of income taxes	—	13
Net income	$377	$351

Shares (Denominator):
Basic weighted-average ordinary shares outstanding	277	255
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	12	12
Dilutive effect of Convertible Notes	—	11
Shares used in diluted computation	289	278

Basic income per share:
Income per share from continuing operations	$1.36	$1.33
Income per share from discontinued operations, net of income taxes	$—	$0.05
Net income per share	$1.36	$1.38

Diluted income per share:
Income per share from continuing operations	$1.30	$1.22
Income per share from discontinued operations, net of income taxes	$—	$0.04
Net income per share	$1.30	$1.26
Supplemental cash flow disclosures. At January 31, 2016 and November 1, 2015, we had $52 million and $78 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows. These reclassifications have no impact on previously reported net cash activities.
Recently Adopted Accounting Guidance
In November 2015, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that simplifies the presentation of deferred tax assets and liabilities in a classified balance sheet. This guidance eliminates the current requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities are classified as non-current. We adopted this guidance during the first fiscal quarter ended January 31, 2016 on a prospective basis. The adoption resulted in $116 million of net current deferred tax assets being reclassified from other current assets to other long-term assets on our condensed consolidated balance sheet.
Recent Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued authoritative guidance related to the accounting for leases, which among other things, requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will become effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In August 2015, the FASB deferred the effective date of the authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will become effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our consolidated financial statements.
In April 2015, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of debt issuance costs. The new guidance is required to be applied retrospectively to each prior reporting period presented. The guidance requires certain debt issuance costs to be presented on the balance sheet as a direct reduction to the carrying amount of debt, consistent with debt discounts or premiums. In August 2015, the FASB further clarified that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. This guidance will be effective for the first quarter of our fiscal year 2017, with early application permitted. The adoption of this guidance is not expected to have a material effect on our consolidated balance sheet presentation.
2. Supplemental Financial Information
Inventory
Inventory consists of the following (in millions):

	January 31, 2016	November 1, 2015
Finished goods	$170	$177
Work-in-process	232	271
Raw materials	88	76
Total inventory	$490	$524
Assets held-for-sale
The following table summarizes components of assets held-for-sale (in millions):

	January 31, 2016	November 1, 2015
Real property	$4	$4
Fiber optics subsystem assets	—	18
Total assets held-for-sale	$4	$22
During the fiscal quarter ended January 31, 2016, we completed the sale of certain fiber optics subsystem manufacturing and related assets. We recognized a $16 million loss related to the disposal of these assets in restructuring and disposal charges in our condensed consolidated statements of operations.
The net carrying amount of the fiber optics subsystem assets adjusted to fair value less costs to sell were presented in assets held-for-sale on our condensed consolidated balance sheet as of November 1, 2015.
3. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Enterprise Storage	Wireless Communications	Wired Infrastructure	Industrial & Other	Total
Balance as of November 1, 2015	$990	$261	$287	$136	$1,674
Acquisition	11	—	—	—	11
Balance as of January 31, 2016	$1,001	$261	$287	$136	$1,685

Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of January 31, 2016:
Purchased technology	$2,919	$(1,295)	$1,624
Customer and distributor relationships	1,702	(507)	1,195
Other	299	(148)	151
Intangible assets subject to amortization	4,920	(1,950)	2,970
In-process research and development	119	—	119
Total	$5,039	$(1,950)	$3,089

As of November 1, 2015:
Purchased technology	$2,918	$(1,165)	$1,753
Customer and distributor relationships	1,702	(459)	1,243
Other	298	(142)	156
Intangible assets subject to amortization	4,918	(1,766)	3,152
In-process research and development	125	—	125
Total	$5,043	$(1,766)	$3,277
During the fiscal quarter ended January 31, 2016, we wrote off $6 million of in-process research and development related to our enterprise storage segment which was abandoned as a result of the Broadcom Transaction. This amount is included in restructuring and disposal charges in the condensed consolidated statements of operations.
Based on the amount of intangible assets subject to amortization at January 31, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year:
2016 (remainder)	$533
2017	630
2018	499
2019	422
2020	344
2021	286
Thereafter	256
$2,970
The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

January 31, 2016
Amortizable intangible assets:
Purchased technology	7
Customer and distributor relationships	7
Other	6

4. Retirement Plans
The following table summarizes the components of the net periodic benefit income for our defined benefit pension plans for the periods presented (in millions):

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Service cost	$1	$—
Interest cost	15	16
Expected return on plan assets	(18)	(20)
Net actuarial loss and prior service cost	—	1
Total net periodic benefit income	$(2)	$(3)
During the fiscal quarter ended January 31, 2016, we contributed $4 million to our defined benefit pension plans. We currently expect to contribute an additional $27 million to our defined benefit pension plans during the remainder of fiscal year 2016.
5. Borrowings
2014 Term Loans and Revolving Credit Facility
In connection with the acquisition of LSI Corporation, or LSI, on May 6, 2014, certain of Avago's subsidiaries entered into a collateralized credit agreement with the lenders named therein, or the 2014 Credit Agreement. The 2014 Credit Agreement provided for a term loan facility of $4,600 million, or the 2014 Term Loans, and a revolving credit facility, or the 2014 Revolving Credit Facility, which permitted certain of Avago's subsidiaries to borrow up to $500 million. Additionally, it provided for swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduced the available borrowing capacity under the 2014 Revolving Credit Facility. We were in compliance with the covenants described in the 2014 Credit Agreement as of January 31, 2016.
The 2014 Term Loans had a stated term of seven years and as of January 31, 2016, had an effective interest rate of 4.15%. As of January 31, 2016 and November 1, 2015, the outstanding principal balance of 2014 Term Loans was $3,938 million and $3,949 million, respectively. The 2014 Revolving Credit Facility had a stated term of five years. As of January 31, 2016 and November 1, 2015, there were no borrowings outstanding under the 2014 Revolving Credit Facility and letters of credit outstanding were not material.
Unamortized debt issuance costs associated with the 2014 Term Loans and 2014 Revolving Credit Facility as of January 31, 2016 and November 1, 2015, were $82 million and $86 million, respectively, and are included in other current assets and other long-term assets on the condensed consolidated balance sheets. Amortization of debt issuance costs related to the 2014 Term Loans and 2014 Revolving Credit Facility was $4 million in each of the fiscal quarters ended January 31, 2016 and February 1, 2015 and was included in interest expense in the condensed consolidated statements of operations.
In connection with the completion of the Broadcom Transaction and subsequent to our first fiscal quarter of 2016, certain of Broadcom's subsidiaries entered into a new collateralized credit agreement, or the 2016 Credit Agreement, with a syndicate of banks. Simultaneously with entering into the 2016 Credit Agreement, the 2014 Credit Agreement was repaid in full and terminated. The 2016 Credit Agreement is discussed in further detail in Note 12. "Subsequent Events".
Principal Payments of Long-term Debt
The future scheduled principal payments for the outstanding 2014 Term Loans as at January 31, 2016, including the current portion, were as follows (in millions):

Fiscal Year
2016 (remainder)	$35
2017	46
2018	46
2019	46
2020	46
2021	3,719
Total	$3,938

6. Shareholders’ Equity
Dividends
We paid cash dividends of $0.44 and $0.35 per ordinary share, or $122 million and $89 million, during the fiscal quarters ended January 31, 2016 and February 1, 2015, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Cost of products sold	$6	$6
Research and development	28	19
Selling, general and administrative	23	24
Total share-based compensation expense	$57	$49
The fair values of our time-based share options and ESPP purchase rights were estimated using the Black-Scholes option pricing model. The fair value of time-based RSUs was estimated using the closing market price of Avago ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on Avago ordinary shares prior to vesting. The fair value of market-based awards was estimated using Monte Carlo simulation techniques. No time-based share options or market-based awards were granted during the fiscal quarter ended January 31, 2016.
The total unrecognized compensation cost of time and market-based share options granted but not yet vested as of January 31, 2016 was $109 million, which is expected to be recognized over the remaining weighted-average service period of 2.1 years. Total unrecognized compensation cost related to unvested time and market-based RSUs as of January 31, 2016 was $353 million, which is expected to be recognized over the remaining weighted-average service period of 3.0 years.
Equity Incentive Award Plans
A summary of share option activity related to our equity incentive award plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 1, 2015	21	$47.92
Exercised	(1)	$41.46
Cancelled	(1)	$50.24
Balance as of January 31, 2016	19	$48.40	4.30	$1,606
Fully vested as of January 31, 2016	10	$40.14	3.76	$906
Fully vested and expected to vest as of January 31, 2016	18	$48.08	4.29	$1,572
The total intrinsic values of options exercised during the fiscal quarters ended January 31, 2016 and February 1, 2015 were $167 million and $132 million, respectively.
RSU activity was not material for the fiscal quarter ended January 31, 2016.

7. Income Taxes
For the fiscal quarter ended January 31, 2016, our income tax provision was $17 million compared to an income tax provision of $13 million for the fiscal quarter ended February 1, 2015. The increase in income tax provision was due to the increase in profit before tax and a decrease in discrete benefits.
The income tax provision for the fiscal quarter ended January 31, 2016 included a benefit from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods of $4 million, compared to $5 million for the fiscal quarter ended February 1, 2015. The income tax provision for the fiscal quarter ended January 31, 2016 also included a discrete benefit of $13 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2015 to November 1, 2015 compared to $15 million for the fiscal quarter ended February 1, 2015, from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to November 2, 2014.
Unrecognized Tax Benefits
We are subject to Singapore income tax examinations for the years ended October 31, 2011 and later, and in major jurisdictions outside Singapore for the years ended November 2, 2008 and later. We believe it is possible that we may recognize up to $3 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods.
8. Segment Information
Reportable Segments
We have four reportable segments: enterprise storage, wireless communications, wired infrastructure and industrial & other. These segments align with our principal target markets. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating income (loss) and does not evaluate operating segments using discrete asset information. Operating income (loss) by segment includes items that are directly attributable to each segment. Operating income (loss) by segment also includes shared expenses such as global operations, including manufacturing support, logistics and quality control, which are allocated primarily based on headcount, expenses associated with our globally integrated support organizations, such as sales and corporate marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit related expenses, which are allocated primarily based on a percentage of revenue, and facilities allocated based on square footage.
Unallocated Expenses
Unallocated expenses include amortization of intangible assets, share-based compensation expense, restructuring and disposal charges, acquisition-related costs and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
Depreciation expense directly attributable to each reportable segment is included in operating income (loss) for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables present our net revenue and operating income (loss) by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Net revenue:
Enterprise storage	$678	$486
Wireless communications	578	664
Wired infrastructure	386	347
Industrial & other	129	138

Operating income (loss):
Enterprise storage	$309	$186
Wireless communications	265	322
Wired infrastructure	135	95
Industrial & other	63	56
Unallocated expenses	(297)	(258)

9. Related Party Transactions
2.0% Convertible Senior Notes
In May 2014, Avago completed a private placement of its Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers, of which Kenneth Hao, one of our directors, is a Managing Partner and Managing Director. During fiscal year 2015, the Purchasers converted all of the Convertible Notes that they held in exchange for cash and Avago ordinary shares.
Silicon Manufacturing Partners Pte. Ltd.
We hold a 51% equity interest in Silicon Manufacturing Partners Pte. Ltd., or SMP, a joint venture with GlobalFoundries. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit, or IC, manufacturing facility and GlobalFoundries has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by us and GlobalFoundries. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GlobalFoundries is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency. We purchased $10 million and $15 million of inventory from SMP for the fiscal quarters ended January 31, 2016 and February 1, 2015, respectively. As of January 31, 2016 and November 1, 2015, the amount payable to SMP was $5 million and $4 million, respectively.
Other
During the fiscal quarters ended January 31, 2016 and February 1, 2015, in the ordinary course of business, the Company purchased from, or sold to, several entities of which one of the Company's directors also serves or served as a director, or which entities are otherwise affiliated with one of the Company's directors.
The following tables summarize the transactions and balances with our related parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Total net revenue	$39	$43
Total costs and expenses including inventory purchases	$13	$20

	January 31, 2016	November 1, 2015
Total receivables	$15	$7
Total payables	$6	$4
10. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of January 31, 2016, that have materially changed from the end of fiscal year 2015 (in millions):

		Fiscal Year
	Total	2016 (remainder)	2017	2018	2019	2020	2021	Thereafter
Debt principal, interest and fees	$4,727	$148	$196	$194	$191	$189	$3,809	$—
Purchase commitments	$286	$286	$—	$—	$—	$—	$—	$—
Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
We also make capital expenditures in connection with the expansion of our Fort Collins, Colorado, internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $77 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of January 31, 2016.

Under our take-or-pay agreement with SMP, we have agreed to purchase 51% of the managed wafer capacity from SMP’s IC manufacturing facility. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at January 31, 2016, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $318 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of January 31, 2016 have been excluded from the contractual obligations table above. In addition, the table above does not reflect increased debt obligations or interest expense associated with the debt incurred subsequent to January 31, 2016 in connection with the completion of the Broadcom Transaction.
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2016 from those disclosed in Avago's 2015 Annual Report on Form 10-K.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes, employment issues and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. Legal proceedings are often complex, may require the expenditure of significant funds and other resources, and the outcome of litigation is inherently uncertain, with material adverse outcomes possible. Intellectual property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time we pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Lawsuits Relating to the Acquisition of BRCM
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the State Actions). The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions.
On October 28, 2015, BRCM supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, BRCM shareholders voted to approve the Broadcom Transaction.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Actions.
On January 15, 2016, lead plaintiffs in the Federal Actions filed a Second Amended Consolidated Class Action Complaint, or the Federal Consolidated Compliant, which names as defendants, among other parties, members of BRCM's board of directors and Avago, and alleges breaches of fiduciary duties and aiding and abetting those alleged breaches, as well as violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On February 1, 2016, we completed the acquisition of BRCM. On February 16, 2016, defendants filed a motion to dismiss the Federal Consolidated Complaint.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex Corporation, or Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, either to enjoin the transaction or to rescind it following its completion, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088.
Lawsuits Relating to the Acquisition of PLX
In June and July 2014, four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara challenging our acquisition of PLX. On July 22, 2014, the court consolidated these California actions under the caption In re PLX Technology, Inc. S’holder Litig., Lead Case No. 1-14-CV-267079 (Cal. Super. Ct., Santa Clara) and appointed lead counsel. That same day, the court also stayed the consolidated action, pending resolution of related actions filed in the Delaware Court of Chancery, described below.
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the court consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the court that they would not seek a preliminary injunction, but intend to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, AT Wireless, and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the court granted motions to dismiss filed by AT Wireless, the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
The Delaware class litigation is on-going.

Other Matters
In addition to the matters discussed above, we are currently engaged in a number of legal actions in the ordinary course of our business.
We do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings, taken individually or as a whole, will have a material adverse effect on our financial condition, results of operations or cash flows. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute.
During the periods presented, no material amounts have been accrued or disclosed in the accompanying condensed consolidated financial statements with respect to loss contingencies associated with any legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
Other Indemnifications
As is customary in our industry and as provided for in local law in the United States and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.
11. Restructuring and Disposal Charges
During each of the fiscal quarters ended January 31, 2016 and February 1, 2015, we recognized $16 million of restructuring costs primarily related to employee termination costs associated with completed and pending acquisitions. Restructuring costs for the fiscal quarter ended January 31, 2016 included a $6 million write-off of in-process research and development which was abandoned as a result of the Broadcom Transaction. These costs are principally reflected in operating expenses in the condensed consolidated statements of operations.
During the fiscal quarter ended January 31, 2016, we sold certain fiber optics subsystem manufacturing and related assets and recognized a $16 million loss related to the disposal of these assets.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the fiscal quarter ended January 31, 2016 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 1, 2015	$13	$13	$26
Restructuring charges	8	8	16
Utilization	(14)	(12)	(26)
Balance as of January 31, 2016 (a)	$7	$9	$16
_________________________________
(a) The majority of the employee termination costs balance is expected to be paid by the second quarter of fiscal year 2017. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2019.
12. Subsequent Events
Acquisition of Broadcom Corporation
On February 1, 2016, the Broadcom Transaction closed. Pursuant to the terms of the Broadcom Agreement, each share of BRCM common stock, or BRCM Share, issued and outstanding immediately prior to the effective time of the Broadcom Merger, was converted into the right to receive: (i) $54.50 in cash, subject to proration as set forth in the Broadcom Agreement,

(ii) 0.4378 of our ordinary shares, subject to proration as set forth in the Broadcom Agreement or (iii) 0.4378 exchangeable limited partnership units in the Partnership, or the Restricted Exchangeable Units.
Based on the elections made by BRCM shareholders, the election to receive cash, or Cash Electing Shares, was oversubscribed. Therefore, the consideration received by cash electing shareholders was prorated in accordance with the Broadcom Agreement, and those shareholders received approximately $51.4829 in cash and 0.0242 of our ordinary shares for each Cash Electing Share. Elections by BRCM shareholders to receive our ordinary shares or the Restricted Exchangeable Units in exchange for their BRCM Shares were not subject to proration.
We funded the cash portion of the Broadcom Transaction with net proceeds from the issuance of the 2016 Term Loans, as defined below, as well as cash on hand of the combined companies.
The aggregate consideration for the Broadcom Transaction was approximately $28,731 million, net of cash acquired, consisting of the following (in millions):

Cash for outstanding BRCM common stock	$16,797
Cash for BRCM equity awards	137
Fair value of Broadcom Limited Ordinary Shares issued for outstanding BRCM common stock	15,437
Fair value of Restricted Exchangeable Units issued for outstanding BRCM common stock	3,140
Fair value of partially vested assumed RSUs	182
Effective settlement of pre-existing relationships	11
Total estimated purchase consideration	35,704
Less: cash acquired	6,973
Total estimated purchase consideration, net of cash acquired	$28,731
We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change materially as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.
Our preliminary allocation of the total purchase price, net of cash acquired, is as follows (in millions):

Estimated Fair Value
Trade accounts receivable	$629
Inventory	1,530
Assets held-for-sale	268
Other current assets	160
Property, plant and equipment	772
Goodwill	19,350
Intangible assets	14,369
Other long-term assets	139
Total assets acquired	37,217
Accounts payable	(598)
Employee compensation and benefits	(118)
Current portion of long-term debt	(1,475)
Other current liabilities	(1,220)
Liabilities related to assets held-for-sale	(6)
Long-term debt	(141)
Other long-term liabilities	(4,928)
Total liabilities assumed	(8,486)
Fair value of net assets acquired	$28,731
Goodwill is primarily attributable to the assembled workforce, anticipated company-specific synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Broadcom Merger. The assignment of goodwill to our reportable segments has not yet been completed. Goodwill is not expected to be deductible for tax purposes.

Intangible Assets
Preliminary identified intangible assets and their respective useful lives are as follows:

	Approximate Fair Value (in millions)	Estimated Useful Lives (in years)
Developed technology	$7,925	2 - 6
Customer contracts and related relationships	2,790	8
Order backlog	582	< 1
Tradenames, trademarks, and domain names	325	15
Intellectual property licenses	19	1 - 2
Total identified finite-lived intangible assets	11,641
In-process research and development	2,880	N/A
Total identified intangible assets	14,521
Intangible assets included in assets held-for-sale	(152)
Identified intangible assets net of assets held-for-sale	$14,369
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if BRCM had been acquired as of the beginning of fiscal year 2015. The unaudited pro forma financial information for the three months ended January 31, 2016 combined the historical results of Avago for the fiscal quarter ended January 31, 2016, and the historical results of BRCM for the three months ended December 31, 2015, representing BRCM's previous reporting period prior to the date of acquisition. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions):

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Pro forma net revenue	$3,822	$3,776
Pro forma net income (loss)	$407	$(599)
Pro forma income (loss) per share - basic	$1.05	$(1.63)
Pro forma income (loss) per share - diluted	$1.01	$(1.63)
2016 Term Loans and Revolving Credit Facility
In connection with the completion of the Broadcom Transaction, on February 1, 2016, three of Broadcom's subsidiaries, specifically Avago Technologies Cayman Holdings Ltd., or Intermediate Holdco, Avago Technologies Cayman Finance Limited, or Finance Holdco, and BC Luxembourg S.à r.l., or collectively, the Borrowers, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into the 2016 Credit Agreement. The 2016 Credit Agreement provides for a Term A loan facility in the aggregate principal amount of $4,400 million, or Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, which was the equivalent to $978 million using the exchange rate of $1.0865 EUR/USD, or Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or Term B-2 Loan, together with the Term A Loan, Term B-1 Loan, Term B-1 Euro Loan, or the 2016 Term Loans, and a revolving credit facility, or the 2016 Revolving Credit Facility, that permits the Borrowers, to borrow loans from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. The Borrowers’ obligations under the 2016 Credit Agreement are guaranteed by Intermediate Holdco and certain of its subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of Intermediate Holdco, each Borrower, and each Guarantor. The Term A Loan has a term of five years, the Term B-1 Loan and Term B-1 Euro Loan each have a term of seven years, the Term B-2 Loan has a term of one year and the 2016 Revolving Credit Facility has a term of five years. The 2016 Term Loans were fully drawn at the time of, and the proceeds used to fund, in part, the completion of the Broadcom Transaction.
The 2016 Term Loans under the 2016 Credit Agreement will bear interest at floating rates. The Term A Loan has an initial interest rate of 2.17%, the Term B-1 Loan and Term B-1 Euro Loan have an initial interest rate of 4.25% and the Term B-2 Loan has an initial interest rate of 2.17%. The 2016 Credit Agreement includes financial covenants, customary restrictive covenants, customary events of default, and customary representations and warranties. In addition, subject to certain conditions, we have the ability to increase the aggregate 2016 Term Loans and/or 2016 Revolving Credit Facility. The Borrowers have agreed to pay the lenders a commitment fee at a rate that varies based on the public corporate credit rating of Finance Holdco.
We expect to incur approximately $141 million of debt modification fees and a loss on extinguishment of debt related to entering into the 2016 Credit Agreement.
Cash Dividends Declared
On March 2, 2016, the Board declared an interim cash dividend of $0.49 per ordinary share, payable on March 31, 2016 to shareholders of record at the close of business (Eastern Time) on March 18, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Avago Technologies Limited, or Avago, our predecessor, should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 1, 2015, or fiscal year 2015, included in Avago's Annual Report on Form 10-K for fiscal year 2015, or 2015 Annual Report on Form 10-K. This is our first Quarterly Report on Form 10-Q following the acquisition of Broadcom Corporation, or BRCM, on February 1, 2016, or the Broadcom Transaction. Financial information and results of operations presented in this Form 10-Q for periods prior to February 1, 2016 relate to our predecessor, Avago, and relate to Broadcom Limited for the period after February 1, 2016, the date of completion of the Broadcom Transaction. Similarly, references to “Broadcom,” “the Company,” “we,” “our” and “us” are to Broadcom Limited and its consolidated subsidiaries, from and after the effective date of the Broadcom Transaction and, prior to that time, to our predecessor, Avago, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities; statements about (i) the expected benefits of the Broadcom Transaction, (ii) the combined organization’s plans, objectives and intentions with respect to future operations and products, (iii) the combined organization’s competitive position and opportunities, and (iv) the impact of the transaction on the market for the combined organization’s products; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property, or IP, rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that we will achieve the expected benefits of the Broadcom Transaction or our other acquisitions, product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Broadcom Limited is the successor to Avago Technologies Limited, or Avago. Following the acquisition of BRCM on February 1, 2016, Broadcom Limited became the ultimate parent company of Avago and BRCM. We are a leading designer, developer and global supplier of a broad range of analog and digital semiconductor connectivity solutions with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products, such as data center networking, home connectivity, broadband access, telecommunications equipment, smartphones and base stations, data center servers and storage, factory automation, power generation and alternative energy systems, and displays. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins. We have four reportable segments: enterprise storage, wireless communications, wired infrastructure and industrial & other, which align with our principal target markets. Avago historically operated in these same four reportable segments.
Overview
The percentage of total net revenue generated by sales in each of Avago's segments has varied from fiscal quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. During the first quarter of fiscal year 2016, our net revenue increased significantly compared to the first quarter of fiscal year 2015, mainly due to our continued strong growth in our enterprise storage segment, which included contributions from our acquired Emulex business. Net revenue from our wired infrastructure segment also increased during this period compared to the first quarter of fiscal year 2015, mainly due to higher volume from our fiber optics products sold, including sales related to the disposition of certain of our fiber optics subsystem manufacturing and related assets. Net revenue from our wireless communications segment decreased in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 due to a decrease in demand from a key customer.
Historically, a relatively small number of customers have accounted for a significant portion of Avago's net revenue. Direct sales to Foxconn Technology Group companies, including Hon Hai Precision Industries, or Foxconn, accounted for 15% and 27% of our net revenue during the fiscal quarters ended January 31, 2016 and February 1, 2015, respectively. Direct sales to Apple Inc. accounted for 10% of our net revenue during the fiscal quarter ended January 31, 2016. However, we believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes, including Foxconn, accounted for more than 20% of our net revenues for the fiscal quarter ended January 31, 2016.
Our top five direct customers collectively account for a significant portion of our total net revenue. For the fiscal quarter ended January 31, 2016, our top five direct customers, which included one distributor, collectively accounted for 43% of our net revenue.
From time to time, some of our key customers, particularly in our wireless communications and enterprise storage segments, place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be magnified by the launches of, and seasonal variations in sales of, consumer products such as mobile handsets and hard disk drives, or HDDs, as well as changes in the overall economic environment. Going forward we also expect to experience significant seasonality in our wired segment as a result of the calendar year end corporate budget spend cycle.
In recent years, between 45% and 55% of our net revenue has come from sales to distributors, original equipment manufacturers, or OEMs, or contract manufacturers located in China. However, the end customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end customers located in China.
Recent Developments
Acquisition of Broadcom Corporation
On February 1, 2016, pursuant to the Agreement and Plan of Merger, or the Broadcom Agreement, by and among Avago, BRCM, Broadcom, Broadcom Cayman L.P., a subsidiary of Broadcom (f/k/a Safari Cayman L.P.), or the Partnership, Avago Technologies Cayman Holdings Ltd., a direct wholly-owned subsidiary of the Partnership, or Intermediate Holdco, Avago Technologies Cayman Finance Limited, a direct wholly-owned subsidiary of Intermediate Holdco, or Finance Holdco, Buffalo CS Merger Sub, Inc., a wholly-owned subsidiary of Finance Holdco, or Cash/Stock Merger Sub, and Buffalo UT Merger Sub, Inc., a wholly-owned subsidiary of Finance Holdco, or Unit Merger Sub, (i) Broadcom acquired Avago pursuant to a Scheme of Arrangement, or Avago Scheme, under Singapore law in accordance with Section 210 of the Companies Act (Chapter 50) of Singapore, (ii) thereafter, Cash/Stock Merger Sub merged with and into BRCM, with BRCM as the surviving corporation, or Cash/Stock Merger, and (iii) following the consummation of the Cash/Stock Merger, Unit Merger Sub merged with and into BRCM, with BRCM as the surviving corporation, or Unit Merger, and together with the Cash/Stock Merger, the Broadcom Merger. Following the consummation of the Avago Scheme and the Broadcom Merger, each of Avago and BRCM became indirect subsidiaries of Broadcom Limited.
Pursuant to the Avago Scheme, all of the ordinary shares in the capital of Avago issued and outstanding immediately prior to the effectiveness of the Avago Scheme were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom.
Pursuant to the terms of the Broadcom Agreement, each share of BRCM common stock, par value $0.0001 per share, or BRCM Share, issued and outstanding immediately prior to the effective time of the Broadcom Merger, other than certain BRCM Shares held by BRCM as treasury stock, was converted into the right to receive: (i) $54.50 in cash, subject to proration as set forth in the Broadcom Agreement, (ii) 0.4378 of our ordinary shares, subject to proration as set forth in the Broadcom Agreement or (iii) 0.4378 restricted exchangeable limited partnership units in the Partnership, or the Restricted Exchangeable Units.
Based on the elections made by BRCM shareholders, the election to receive cash, or Cash Electing Shares, was oversubscribed. Therefore, the consideration received by cash electing shareholders was prorated in accordance with the Broadcom Agreement, and those shareholders received approximately $51.4829 in cash and 0.0242 of our ordinary shares for each Cash Electing Share. Elections by BRCM shareholders to receive our ordinary shares or the Restricted Exchangeable Units in exchange for their BRCM Shares were not subject to proration.
The aggregate consideration for the Broadcom Transaction was approximately $35,704 million. We funded the cash portion of the Broadcom Transaction with net proceeds from the issuance of $15,628 million in term loans under a new collateralized credit facility we entered into at the time of closing of the Broadcom Transaction, which is discussed in more detail under "Indebtedness" below, as well as cash on hand of the combined companies. The financial results for the fiscal quarter ended January 31, 2016 provided in this Form 10-Q do not include any operating results of BRCM.

BRCM Acquisition-Related Restructuring Plan
On March 2, 2016, our Board of Directors, or the Board, approved the implementation of cost reduction activities associated with the Broadcom Transaction. In connection with this action, we expect to eliminate approximately 1,900 positions from our workforce across all business and functional areas on a global basis and expect to take charges of approximately $650 million through fiscal year 2018.
Sale of Assets
During the fiscal quarter ended August 2, 2015, Avago realigned certain product groups within the wired infrastructure segment and during August 2015 agreed to sell certain fiber optics subsystem manufacturing and related assets to a third party. This transaction closed during the fiscal quarter ended January 31, 2016. During fiscal year 2015, we recognized a $61 million loss in asset impairment charges to write down these assets to fair value less costs to sell. We recognized an additional $16 million loss related to this sale during the fiscal quarter ended January 31, 2016.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, accounting for business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes, retirement and post-retirement benefit plan assumptions, share-based compensation, and employee bonus programs.
There were no significant changes in our critical accounting policies during the fiscal quarter ended January 31, 2016 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Avago's 2015 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended January 31, 2016 Compared to Fiscal Quarter Ended February 1, 2015
The following table sets forth Avago's results of operations for the fiscal quarters ended January 31, 2016 and February 1, 2015.

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,771	$1,635	100%	100%
Cost of products sold:
Cost of products sold	699	694	40	42
Amortization of intangible assets	130	113	7	7
Restructuring charges	1	2	—	—
Total cost of products sold	830	809	47	49
Gross margin	941	826	53	51
Research and development	267	235	15	14
Selling, general and administrative	114	117	6	7
Amortization of intangible assets	54	59	3	4
Restructuring and disposal charges	31	14	2	1
Total operating expenses	466	425	26	26
Operating income	475	401	27	25
Interest expense	(84)	(54)	(5)	(3)
Other income, net	3	4	—	—
Income from continuing operations before income taxes	394	351	22	22
Provision for income taxes	17	13	1	1
Income from continuing operations	377	338	21	21
Income from discontinued operations, net of income taxes	—	13	—	1
Net income	$377	$351	21%	22%
Net revenue. Net revenue was $1,771 million for the fiscal quarter ended January 31, 2016 compared to $1,635 million for the fiscal quarter ended February 1, 2015, an increase of $136 million, or 8%. Our net revenue also included $82 million from development arrangements and sales and licensing of IP for the fiscal quarter ended January 31, 2016, compared to $52 million in the corresponding prior year fiscal period, which primarily benefited our wired infrastructure and industrial & other segments. Enterprise storage revenue increased $192 million mostly due to contributions from our acquired Emulex Corporation, or Emulex, business and increased demand from a key customer. Wired infrastructure revenue increased $39 million, primarily due to a higher volume of fiber optics products sold, including sales related to the disposition of certain of our fiber optics subsystem manufacturing and related assets. These increases were partially offset by an $86 million decrease in wireless communications revenue due to a decrease in demand from a key customer.
Gross margin. Gross margin was $941 million for the fiscal quarter ended January 31, 2016 compared to $826 million for the fiscal quarter ended February 1, 2015, an increase of $115 million. As a percentage of net revenue, gross margin was 53% and 51% for the fiscal quarters ended January 31, 2016 and February 1, 2015, respectively. The increase in gross margin, both in dollars and as a percentage of revenue, was due primarily to gross margin contributions from our enterprise storage segment and an increase in net revenue from development arrangements and sales and licensing of IP, partially offset by an increase in amortization of intangible assets related to the Emulex acquisition.
Research and development. Research and development expense increased $32 million, or 14%, for the fiscal quarter ended January 31, 2016 compared to the fiscal quarter ended February 1, 2015. As a percentage of net revenue, research and development expense increased slightly to 15% in the fiscal quarter ended January 31, 2016, compared to 14% in the corresponding prior year period. The increase in research and development expense was primarily due to the impact of the acquired Emulex business, higher research and development spending in our wireless communications segment, and spending related to new programs in our enterprise storage segment. We expect the dollar amount of research and development expense to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
Selling, general and administrative. Selling, general and administrative expense decreased $3 million, or 3%, for the fiscal quarter ended January 31, 2016 compared to the fiscal quarter ended February 1, 2015. As a percentage of net revenue, selling, general and administrative expense decreased slightly to 6% for the fiscal quarter ended January 31, 2016 compared to 7% in the corresponding prior year period. The decrease in selling, general and administrative expense was primarily due to lower headcount as a result of the substantial completion of our LSI Corporation, or LSI, restructuring program in March 2015, partially offset by BRCM acquisition-related costs.
Amortization of intangible assets. Total amortization of intangible assets was $184 million for the fiscal quarter ended January 31, 2016, compared to $172 million in the corresponding prior year fiscal period. The increase in amortization expense was primarily attributable to an increase in amortizable intangible assets from the Emulex acquisition.
Restructuring and disposal charges. Restructuring and disposal charges, recognized primarily in operating expenses, were $32 million for the fiscal quarter ended January 31, 2016, compared to $16 million in the corresponding prior year fiscal period. Restructuring charges were due primarily to employee termination and lease and other exit costs resulting from our completed and pending acquisitions. We expect to incur substantial additional restructuring charges in future periods as a result of the Broadcom Transaction and any further acquisitions that we may make in the future.
In the fiscal quarter ended January 31, 2016, we completed the sale of certain fiber optics subsystem manufacturing and related assets and recognized a $16 million loss related to the disposal of these assets.
Interest expense. Interest expense was $84 million for the fiscal quarter ended January 31, 2016 and $54 million for the fiscal quarter ended February 1, 2015. The increase in interest expense for the fiscal quarter ended January 31, 2016 was primarily due to ticking fees associated with the debt commitments we secured for the completion of the Broadcom Transaction, partially offset by a decrease in interest expense related to the 2.0% Convertible Senior Notes due 2021 issued by Avago, or the Convertible Notes, which were converted into Avago ordinary shares and cash in the third quarter of fiscal year 2015. We expect interest expense to increase substantially in future periods due to the increased amount of debt we incurred upon the completion of the Broadcom Transaction.
Other income, net. Other income, net includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income (loss), net may fluctuate substantially in future periods as a result of currency exposure related to the portion of our debt denominated in Euros.
Provision for income taxes. For the fiscal quarter ended January 31, 2016, our income tax provision was $17 million compared to $13 million for the fiscal quarter ended February 1, 2015. The increase in the income tax provision was primarily due to higher profit before tax and a decrease in discrete benefits.
The income tax provision for the fiscal quarter ended January 31, 2016 included a benefit from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods of $4 million, compared to $5 million for the fiscal quarter ended February 1, 2015. The income tax provision for the fiscal quarter ended January 31, 2016 included a discrete benefit of $13 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2015 to November 1, 2015 compared to $15 million for the fiscal quarter ended February 1, 2015, from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to November 2, 2014.
Segment Results
Net revenue and operating income by segment were as follows ($ in millions):

	Fiscal Quarter Ended
% of Net Revenue	January 31, 2016	February 1, 2015
Enterprise storage	38%	30%
Wireless communications	33	41
Wired infrastructure	22	21
Industrial & other	7	8
Total net revenue	100%	100%

	Fiscal Quarter Ended
Net Revenue	January 31, 2016	February 1, 2015	Change
Enterprise storage	$678	$486	$192
Wireless communications	578	664	(86)
Wired infrastructure	386	347	39
Industrial & other	129	138	(9)
Total net revenue	$1,771	$1,635	$136

	Fiscal Quarter Ended
Operating Income	January 31, 2016	February 1, 2015	Change
Enterprise storage	$309	$186	$123
Wireless communications	265	322	(57)
Wired infrastructure	135	95	40
Industrial & other	63	56	7
Unallocated expenses	(297)	(258)	(39)
Total operating income	$475	$401	$74
Enterprise Storage. Net revenue from our enterprise storage segment increased 40% in the fiscal quarter ended January 31, 2016, compared with the corresponding prior fiscal year period, primarily due to contributions from Emulex following its acquisition by us in May 2015 and an increase in demand from a key customer.
Operating income from our enterprise storage segment was 46% of segment revenue in the fiscal quarter ended January 31, 2016, compared to 38% in the corresponding prior fiscal year period. Operating income increased 66% in the fiscal quarter ended January 31, 2016, compared with the fiscal quarter ended February 1, 2015, primarily due to higher revenue and gross margin improvement.
Wireless Communications. Net revenue from our wireless communications segment decreased 13% in the fiscal quarter ended January 31, 2016, compared with the corresponding prior fiscal year period, primarily due to a decrease in demand from a key customer.
Operating income from our wireless communications segment was 46% of segment revenue in the fiscal quarter ended January 31, 2016, compared to 48% in the corresponding prior fiscal year period. Operating income decreased 18% in the fiscal quarter ended January 31, 2016, compared with the fiscal quarter ended February 1, 2015 primarily due to lower revenue and a slight increase in research and development expense.
Wired Infrastructure. Net revenue from our wired infrastructure segment increased 11% in the fiscal quarter ended January 31, 2016, compared with the corresponding prior fiscal year period. The increase was primarily due to higher fiber optics product sales, including one-time sales related to the disposition of certain of our fiber optics subsystem manufacturing and related assets.
Operating income from our wired infrastructure segment was 35% of segment revenue in the fiscal quarter ended January 31, 2016, compared to 27% in the corresponding prior fiscal year period. Operating income increased 42% in the fiscal quarter ended January 31, 2016, compared with the fiscal quarter ended February 1, 2015 primarily due to gross margin improvement due to product mix and higher revenue with stable research and development expense.
Industrial & Other. Net revenue from our industrial & other segment decreased 7% in the fiscal quarter ended January 31, 2016, compared with the corresponding prior fiscal year period, primarily due to a decrease in product shipments.
Operating income from our industrial & other segment was 49% of segment revenue in the fiscal quarter ended January 31, 2016, compared to 41% in the corresponding prior fiscal year period. Operating income increased 13% in the fiscal quarter ended January 31, 2016, compared with the fiscal quarter ended February 1, 2015 primarily due to an improvement in product mix.
Unallocated Expenses. Unallocated expenses include amortization of intangible assets, share-based compensation expense, restructuring and disposal charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 15% in the fiscal quarter ended January 31, 2016 compared with the corresponding prior fiscal year period primarily due to higher operating expenses related to increased restructuring and disposal charges, costs incurred in connection with the Broadcom Transaction, and an increase in share-based compensation due to higher grant-date fair values.

Seasonality
Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to calendar year-end launches of new mobile handsets manufactured by our OEM customers. However, from time to time, some of our key customers, particularly in our wireless communications and enterprise storage segments, place, or may delay, large orders, often in connection with their expected new product launches. This often causes our quarterly net revenues to fluctuate significantly and may overshadow any seasonal effects on revenue.
Liquidity and Capital Resources
Our primary sources of liquidity as of January 31, 2016 consisted of: (1) approximately $2,169 million in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our then-outstanding revolving credit facility of up to $500 million aggregate principal amount, or 2014 Revolving Credit Facility, which was committed until May 6, 2019, and (4) our then-ability to increase the aggregate term loans and revolving credit commitments capacity to $6,700 million under the credit agreement dated May 6, 2014, with the lenders named therein, or the 2014 Credit Agreement. The 2014 Credit Agreement was terminated in connection with the completion of the Broadcom Transaction and replaced with a collateralized credit agreement dated February 1, 2016, by and among Intermediate Holdco, Finance Holdco, BC Luxembourg S.à r.l., or collectively, the Borrowers, the lenders named therein and Bank of America, N.A., as administrative agent and collateral agent, or the 2016 Credit Agreement, which provides for the 2016 Term Loans (as defined below) and a revolving credit facility that permits us to borrow loans from time to time in an aggregate principal amount of up to $500 million, or the 2016 Revolving Credit Facility, which are discussed in more detail under "Indebtedness" below.
Following the Broadcom Transaction, our primary sources of liquidity consist of: (1) cash and cash equivalents of the combined company, (2) cash we expect to generate from operations, (3) our 2016 Revolving Credit Facility of up to $500 million aggregate principal amount, and (4) the ability to increase the aggregate term loans and revolving credit commitments under the 2016 Credit Agreement by up to an additional $6,000 million, referred to as the accordion feature, subject to the terms and conditions which are discussed in more detail under "Indebtedness" below.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to outstanding term loan borrowings under the 2016 Credit Agreement, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions and investments we may make from time to time, (v) interim cash dividend payments (if and when declared by the Board) and (vi) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Dividends
On March 2, 2016, the Board declared a quarterly interim cash dividend on our ordinary shares of $0.49 per share, payable on March 31, 2016 to shareholders of record on March 18, 2016.
Summary
Our cash and cash equivalents increased by $347 million to $2,169 million at January 31, 2016 from $1,822 million at November 1, 2015. The increase was largely due to $474 million in cash provided by operating activities, $72 million from the issuance of ordinary shares upon exercises of options, and $68 million of proceeds received from the sale of certain fiber optics subsystem assets, partially offset by $140 million in capital expenditures, $122 million in dividends to our shareholders, $12 million for the purchase of a business, and $11 million in payments relating to term loans of $4,600 million, or the 2014 Term Loans, under the 2014 Credit Agreement.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the 2016 Revolving Credit Facility and the accordion feature in our 2016 Credit Agreement, provide sufficient liquidity to fund our current obligations, including the current portions of our long-term debt and interest due, our annual cash contributions to fund pension and retirement plan obligations, projected working capital requirements, capital expenditures and interim cash dividends (if and when declared by the Board) we may choose to make for at least the next 12 months.
We anticipate that our capital expenditures for fiscal year 2016 will be higher than fiscal year 2015, due primarily to expenditures for construction at our Irvine and San Jose locations acquired in connection with the Broadcom Transaction, continued expenditures for capacity expansion in our Fort Collins internal fabrication facility, as well as renovations and outfitting of our recently purchased internal fabrication facility in Eugene, Oregon and spending on equipment to support various research and development projects.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents, or require us to borrow under our 2016 Credit Agreement or otherwise to fund the transaction. We could also reduce certain expenditures such as payment of our cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under the 2016 Term Loans and the 2016 Revolving Credit Facility, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, or otherwise increase our outstanding indebtedness, for reasons other than those specified above.
Cash Flows for the Fiscal Quarters Ended January 31, 2016 and February 1, 2015
Our cash flows for the fiscal quarters ended January 31, 2016 and February 1, 2015 were as follows (in millions):

	Fiscal Quarter Ended
	January 31, 2016	February 1, 2015
Net cash provided by operating activities	$474	$481
Net cash (used in) provided by investing activities	(85)	514
Net cash used in financing activities	(42)	(30)
Net change in cash and cash equivalents	$347	$965
Operating Activities
Cash provided by operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. The $7 million decrease in cash provided by operations during the fiscal quarter ended January 31, 2016, compared to the fiscal quarter ended February 1, 2015, was due to changes in assets and liabilities, partially offset by the adjustments to net income for non-cash items and an increase in net income. The adjustments to net income for non-cash items were higher, compared to the fiscal quarter ended February 1, 2015, primarily due to depreciation and amortization, as well as restructuring and disposal charges.
Changes in assets and liabilities as of January 31, 2016, compared to November 1, 2015, included a decrease in accrued employee and compensation benefits due to payments made under our annual employee variable incentive compensation plans related to our fiscal year 2015 performance, a decrease in accounts payable due to the timing of disbursements, an increase in accounts receivable, net due to the linearity of revenue and timing of collections, partially offset by a decrease in inventory, as the number of days of inventory on hand decreased to 64 at January 31, 2016 compared to 67 days at November 1, 2015. The decrease in inventory days on hand resulted from a proportionally larger decrease in inventory compared to the decrease in costs of products sold, which partially reflects inventory sold in connection with the disposition of certain of our fiber optics subsystem assets.
Investing Activities
Cash (used in) provided by investing activities consists primarily of capital expenditures, proceeds from divestitures and cash used for acquisitions. The change in investing cash flows for the fiscal quarter ended January 31, 2016 compared to the fiscal quarter ended February 1, 2015 primarily relates to a $582 million decrease in proceeds from the sale of businesses, partially offset by a $22 million decrease in purchases of property, plant and equipment.
Financing Activities
Cash used in financing activities consists primarily of dividend payments to shareholders, proceeds from the issuance of ordinary shares through employee equity incentive plans and repayments of debt. The $12 million increase in cash used in financing activities during the fiscal quarter ended January 31, 2016 compared to the fiscal quarter ended February 1, 2015 was due to the $33 million increase in dividend payments partially offset by a $21 million increase in proceeds from the issuance of ordinary shares through employee equity incentive plans.
Indebtedness
2014 Term Loans and Revolving Credit Facility
In connection with the acquisition of LSI, on May 6, 2014, Avago Technologies Finance Pte. Ltd and certain subsidiaries of Avago entered into the 2014 Credit Agreement. The 2014 Credit Agreement provided for the 2014 Term Loans and the 2014 Revolving Credit Facility, in an aggregate principal amount of up to $500 million, including swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduced the amount that may be available to borrow under the 2014 Revolving Credit Facility. The 2014 Term Loans had a stated term of seven years and the 2014 Revolving Credit Facility had a stated term of five years.

As of January 31, 2016 and November 1, 2015, the outstanding balance of 2014 Term Loans was $3,938 million and $3,949 million, respectively, with an effective interest rate of 4.15%. As of January 31, 2016, there were no borrowings outstanding under the 2014 Revolving Credit Facility and outstanding letters of credit were not material. We were in compliance with the covenants described in the 2014 Credit Agreement as of January 31, 2016.
Our 2014 Credit Agreement, which provided for 2014 Term Loans and the 2014 Revolving Credit Facility, was repaid in full and terminated in connection, and simultaneously, with the completion of the Broadcom Transaction on February 1, 2016. The 2016 Credit Agreement, which provides for the 2016 Term Loans and 2016 Revolving Credit Facility are discussed in further detail below under "2016 Term Loans and Revolving Credit Facility".
Convertible Senior Notes
In connection with the acquisition of LSI, Avago completed the private placement of $1,000 million of its Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. The Convertible Notes were Avago’s unsecured senior obligations. Interest was payable on the Convertible Notes, semi-annually in arrears, at a rate of 2.0% per year, and the Convertible Notes were scheduled to mature on August 15, 2021. Subject to any limitations set forth in the indenture related to the Convertible Notes, upon conversion, the Convertible Notes could be settled in Avago ordinary shares, in cash or in a combination of cash and Avago ordinary shares, at Avago’s option.
Effective June 30, 2015, the Purchasers converted all of the outstanding Convertible Notes. Avago satisfied its resulting conversion obligation of $2,829 million, by paying $1,000 million in cash, representing the principal amount of the Convertible Notes, and delivering 13.8 million Avago ordinary shares, pursuant to the terms of the indenture. Avago recognized an immaterial gain related to the conversion of the Convertible Notes.
2016 Term Loans and Revolving Credit Facility
On February 1, 2016, the Borrowers entered into the 2016 Credit Agreement. The 2016 Credit Agreement provides for a Term A loan facility in the aggregate principal amount of $4,400 million, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, which was the equivalent to $978 million using the exchange rate of $1.0865 EUR/USD, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan and Term B-1 Euro Loan, or the 2016 Term Loans, and the 2016 Revolving Credit Facility in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. Our obligations under the 2016 Credit Agreement are guaranteed by Intermediate Holdco and certain of its subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of Intermediate Holdco, each Borrower, and each Guarantor. The Term A Loan has a term of five years, the Term B-1 Loan and Term B-1 Euro Loan each have a term of seven years, the Term B-2 Loan has a term of one year and the 2016 Revolving Credit Facility has a term of five years. The 2016 Term Loans were fully drawn at the time of, and the net proceeds used to fund, in part, the completion of the Broadcom Transaction.
The 2016 Term Loans bear interest at floating rates. The Term A Loan has an initial interest rate of 2.17%, the Term B-1 Loan and Term B-1 Euro Loan have an initial interest rate of 4.25% and the Term B-2 Loan has an initial interest rate of 2.17%.
The 2016 Credit Agreement includes financial covenants, customary restrictive covenants, customary events of default, and customary representations and warranties. In addition, subject to certain conditions, we have the ability to increase the aggregate 2016 Term Loans and/or the 2016 Revolving Credit Facility. We have agreed to pay the lenders a commitment fee at a rate that varies based on the public corporate credit rating of Finance Holdco.
Contractual Commitments
See "Note 10. Commitments and Contingencies" in Part I, Item 1 of this Form 10-Q.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at January 31, 2016, we are unable to reliably estimate the timing of cash settlement with the relevant taxing authority. Therefore, $318 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of January 31, 2016 have been excluded from the contractual obligations and commitments table included in "Note 10. Commitments and Contingencies" in Part I, Item 1 of this Form 10-Q. In addition, the contractual obligations and commitments table does not reflect increased debt obligations or interest expense associated with the debt we incurred subsequent to January 31, 2016 in connection with the close of the Broadcom Transaction.
There were no other material changes to our contractual commitments as of January 31, 2016 from those disclosed in Avago's 2015 Annual Report on Form 10-K other than those updated in this Form 10-Q.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at January 31, 2016 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See "Note 10. Commitments and Contingencies" in Part I, Item 1 of this Form 10-Q.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see "Note 1. Overview, Basis of Presentation and Significant Accounting Policies" in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in Avago's 2015 Annual Report on Form 10-K other than those noted below.
 Interest Rate Risk
At January 31, 2016, we had $3,938 million of 2014 Term Loans outstanding under our 2014 Credit Agreement, with an applicable interest rate that is based on a floating rate index. A 1.0% increase in the applicable interest rate would have increased the interest expense for the next 12 months on our then outstanding 2014 Term Loans by $39 million.
All of the debt we incurred subsequent to January 31, 2016, in connection with the Broadcom Transaction also bears interest based on floating rate indices.
Foreign Currency Derivative Instruments
We use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent to January 31, 2016, we incurred debt obligations in connection with Broadcom Transaction, including the €900 million Term B-1 Euro Loan. €300 million of the outstanding Term B-1 Euro Loan is unhedged. As a result, our exposure to changes in currency exchange rates in future periods will increase.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also seek to mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of January 31, 2016, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Lawsuits Relating to the Acquisition of BRCM
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015, or together with Jew v. Broadcom Corp., et al., the State Actions. The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting of those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions.
On October 28, 2015, BRCM supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, BRCM shareholders voted to approve the Broadcom Transaction.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Actions.
On January 15, 2016, lead plaintiffs in the Federal Actions filed a Second Amended Consolidated Class Action Complaint, or the Federal Consolidated Compliant, which names as defendants, among other parties, members of BRCM's board of directors and Avago, and alleges breaches of fiduciary duties and aiding and abetting those alleged breaches, as well as violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On February 1, 2016, we completed the acquisition of BRCM. On February 16, 2016, defendants filed a motion to dismiss the Federal Consolidated Complaint. We believe the litigation is entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, either to enjoin the transaction and to rescind the transaction following its consummation, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the court issued an order appointing lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088.
Lawsuits Relating to the Acquisition of PLX
In June and July 2014, four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara challenging our acquisition of PLX. On July 22, 2014, the court consolidated these California actions under the caption In re PLX Technology, Inc. S’holder Litig., Lead Case No. 1-14-CV-267079 (Cal. Super. Ct., Santa Clara) and appointed lead counsel. That same day, the court also stayed the consolidated action, pending resolution of related actions filed in the Delaware Court of Chancery, described below.
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the court consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the court that they would not seek a preliminary injunction, but intend to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the Court granted motions to dismiss filed by Avago Technologies Wireless (U.S.A.) Manufacturing, Inc., the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
The Delaware class litigation is on-going.
For a discussion of legal proceedings, please refer to "Note 10. Commitments and Contingencies" in Part I, Item 1 of this on Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, please see Item 1A. Risk Factors immediately below.
Item 1A. Risk Factors
As noted above, Broadcom is the successor to Avago. Following the acquisition of BRCM, on February 1, 2016, Broadcom became the ultimate parent company of Avago and BRCM. As our first fiscal quarter of 2016 ended prior to the completion of the Broadcom Transaction, the financial information and results of operations presented in these risk factors principally relate to our predecessor, Avago, for the period prior to the Broadcom Transaction.
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of Avago's 2015 Annual Report on Form 10-K. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.

Risks Related to Our Business
The Broadcom Transaction and the integration of the BRCM business, operations and employees with our own will involve risks and the failure to integrate successfully or realize the anticipated benefits could adversely affect our financial results and the value of our ordinary shares.
We completed the Broadcom Transaction on February 1, 2016. Although we expect significant benefits to result from this acquisition, there can be no assurance that we will actually realize these or any other anticipated benefits of the acquisition. The value of our ordinary shares may be affected by our ability to achieve these anticipated benefits. Achieving these benefits will depend, in part, on our ability to integrate BRCM's business successfully and efficiently with our business, and the harmonization of differences in the business cultures between the two companies and their personnel. The challenges and risks involved in this integration, which will be complex and time-consuming, include the following:

•
demonstrating to customers of Avago and BRCM that our new organizational structure as a result of the Broadcom Transaction and the integration of BRCM will not adversely affect our ability to address the needs of customers or result in the loss of attention or business focus;

•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	consolidating and integrating corporate, information technology, finance and administrative infrastructures;

•	managing effectively an expanded board and management structure;

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;

•	coordinating and integrating our international operations;

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees;

•	servicing the substantial debt we incurred in connection with Broadcom Transaction;

•	managing effectively any divestitures of the BRCM businesses;

•	integrating financial forecasting and controls, procedures and reporting cycles; and

•	minimizing the diversion of management attention from important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of BRCM, then we may not achieve the anticipated benefits of the acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected. The anticipated benefits we expect to realize from the Broadcom Transaction are, necessarily, based on projections and assumptions about the combined businesses of Avago and BRCM. These projections and assumptions may be inaccurate and we may not successfully integrate BRCM and our operations in a timely manner, or at all. In addition, we may be exposed to unexpected contingencies or liabilities of BRCM. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results.
As a result of the acquisition of BRCM, we are implementing certain cost reduction activities. As part of this exercise we expect to eliminate a substantial number of positions from our combined workforce across all business and functional areas on a global basis. During this time we will be dependent on the services of a number of employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities.
The successful integration of the BRCM business will require significant management attention, and may divert the attention of management from our business and operational issues.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of direct customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. During the fiscal quarter ended January 31, 2016, direct sales to Foxconn accounted for 15% of our net revenue, direct sales to Apple Inc. accounted for 10% of our net revenue, and our top five direct customers, which included one distributor, collectively accounted for 43% of our net revenue. During fiscal year 2015, direct sales to Foxconn accounted for 24% of our net revenue and our top five direct customers, which included one distributor, collectively accounted for 46% of our net revenue. We also believe our aggregate sales to Apple, when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for more than 20% of our net revenue for the fiscal quarter ended January 31, 2016 and for fiscal year 2015. Because BRCM has also historically experienced significant customer concentration, we expect this trend to continue as a combined company in future periods.
This customer concentration increases the risk of quarterly fluctuations in our operating results and sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs and purchases on a periodic basis, but they generally purchase our products on a weekly or daily basis, often pursuant to purchase orders, and the relationship, as well as particular orders, can be terminated at any time without significant penalty.
In addition, orders can be, and often are, rescheduled, canceled and modified with little or no notice. To ensure availability of our products for some of our largest customers, we typically start manufacturing our relevant products in advance of receiving purchase orders, based on our customers' forecasts. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, we may be subject to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations.
Failure to adjust our supply chain capacity due to changing market or other conditions or failure to accurately estimate our customers' demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments from many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain capacity to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as natural disasters. In addition, the sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the smartphone market is particularly volatile, being subject to seasonality related to calendar year-end product launches and the holiday selling season, making demand difficult to anticipate.
Customers often require rapid increases in production on short notice, for example when they are ramping up for a new product launch, which can challenge our resources and reduce margins. We may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity to meet such increases in product demand. This could harm our reputation, prevent us from taking advantage of opportunities, damage our customer relationships, reduce revenue growth and subject us to additional liabilities if we are not able to timely satisfy customer orders.
In order to secure components for the production of our products, we may enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels to declining market demands. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Conversely, if OEMs order more of our products in any particular quarter than are ultimately required to satisfy their end-customer demand, inventories at these OEMs may grow in that quarter, which could adversely affect our product revenues in a subsequent quarter, as such OEMs would likely reduce future orders until their inventory levels realign with end customer demand. In addition, because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income. See "A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations" for additional risks associated with the disruption of our supply chain.
We have entered into a three-year supply arrangement with Apple to supply them with RF components and modules for their smartphone and mobile devices which commits us to supply product to them on specified terms.
We have entered into a supply arrangement with Apple extending through 2018. Under this arrangement, we have agreed to supply Apple with certain RF front end components and modules for its smartphones and other mobile devices and to maintain and allocate to them sufficient manufacturing capacity to make these products. We have also agreed to certain pricing schedules or methodologies, which apply regardless of the volume of product purchased by Apple under the arrangement. In consideration for this agreement, Apple intends, but is not required, to source fixed and substantial percentages of its RF front end component and module needs from us, provided that we are able to meet certain development, supply, and quality commitments. As a result, we may not generate the amount of revenue or the level of profitability we expect from this arrangement. Our ability to realize a profit under this agreement will be subject to the level of customer demand and to any increases in the cost of maintaining facilities and manufacturing capacity and obtaining the materials and services required for us to perform under the agreement. If we do not perform under the arrangement, we could be liable for significant monetary damages.

We are making substantial capital investments in our wireless product manufacturing facilities to increase our capacity, however this may be insufficient to meet demand. Conversely, if we overestimate demand, we may not realize the benefit we anticipate from these investments.
We are continuing to add manufacturing capacity at our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless communications segment, including to support our three-year supply arrangement with Apple, and to leverage our fixed costs. Substantially all of our FBAR filter products are manufactured at our Fort Collins facility. We recently purchased a manufacturing facility in Eugene, Oregon, which we intend to develop over the next two to three years to provide additional FBAR filter manufacturing capacity for our wireless business. These improvements require substantial capital investment. Starting in 2016, at our Fort Collins facility, we began adding an 8" wafer line and starting the conversion of our 6" wafer lines to 8" wafer lines to increase capacity. If such conversions do not go as planned this could result in reduced yields and therefore reduced capacity at this facility.
Unanticipated delays in these activities could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at these expanded facilities. Even with these expansions, our manufacturing capacity may be insufficient to meet demand. From time to time, we have put products for our wireless FBAR filter products on allocation when we have been unable to bring capacity online quickly enough to meet stronger than anticipated demand. If we underestimate customer demand, or if insufficient manufacturing capacity is available at these facilities to satisfy customers' demands, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we overestimate customer demand we would experience excess capacity at these facilities, which would result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
Unless we and our suppliers continuously improve manufacturing efficiency and quality, our financial performance could be adversely affected.
Manufacturing semiconductors involves highly complex processes that require advanced equipment. We and our suppliers, as well as our competitors, continuously modify these processes in an effort to improve yields and product performance. Defects or other difficulties in the manufacturing process can reduce yields and increase costs. Our manufacturing efficiency is an important factor in our future financial performance, and we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors. For products for which we outsource manufacturing, our product yields and performance will be subject to the manufacturing efficiencies of our third-party suppliers, which we do not control.
From time to time, we and our suppliers have experienced difficulty in beginning production at new facilities, transferring production to other facilities, achieving and maintaining a high level of process quality and effecting transitions to new manufacturing processes, all of which have caused us to suffer delays in product deliveries or reduced yields. We and our suppliers may experience problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, including our Eugene facility, upgrading or expanding existing facilities, including our Fort Collins facility, or changing our process technologies, including our transition from 6" to 8" wafers at our Fort Collins facility, any of which could result in a loss of future revenues. Our results of operations could be adversely affected by any increase in costs related to increases in production capacity if revenues do not increase proportionately.
We expect the portion of our revenue derived from our wired infrastructure segment to increase, and fluctuation of demand for our products in these end markets could adversely affect our results of operations.
We expect our dependence on our wired infrastructure segment to significantly increase as a result of the Broadcom Transaction. Historically, we have generated revenue from ASICs that we design and manufacture, particularly those for datacenter and enterprise networking products, both of which are manufactured by an increasingly concentrated group of large OEMs. As a result of the Broadcom Transaction, we expect an increase in revenue from products used in broadband access equipment and modem solutions, set-top box solutions, Ethernet switching and physical layer devices, 25G and 50G Ethernet controllers, embedded processors and communication SoCs for enterprise WLAN access points, point of sale terminals and home/ROBO gateways. Service providers and OEMs in these markets are increasingly introducing new and enhanced technologies. Our success in these markets will depend on our ability to timely complete and introduce new products, transition our semiconductor products to increasingly smaller line width geometries, and qualify and obtain industry interoperability certification of our products. If we, or our customers, are unable to effectively manage product transitions or develop new technologies, our business and results of operations could be negatively affected.
We have historically been dependent on a small number of markets, and dynamics in these markets could negatively impact our business or results of operations.
Historically, a substantial portion of our revenue has been generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive and volatile.

During the fiscal quarter ended January 31, 2016, revenue from our wireless communications segment accounted for 33% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to 4G/long-term evolution, or LTE, and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets, neither of which can be assured.
In the mobile handset market, demand has historically been stronger in the second half of the year than the first half of the year. However, the timing of new handset launches, which also drive demand, is often unpredictable. If mobile handset OEMs inaccurately forecast consumer demand, this may lead to significant changes in orders to their component suppliers. We have experienced both sharp increases and decreases in orders within the same quarter, often with limited advance notice, and we expect them to occur in the future. In addition, since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can also adversely affect our business and operating results.
In addition, we also have derived a substantial portion of our revenues from products used in HDDs. During the fiscal quarter ended January 31, 2016, revenue from our enterprise storage segment accounted for 38% of our net revenue. The HDD industry has experienced increasing consolidation over the last few years, resulting in fewer design opportunities and HDD programs, and a corresponding increase in the significance of winning or losing any one design or program. Additionally, we believe that end customers may be purchasing tablet computers, which use flash memory rather than HDDs to store data, as a substitute for purchasing a notebook computer containing an HDD. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our HDD revenues.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions, or that such transactions will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition, including the Broadcom Transaction. From time to time, we may also divest or wind down portions of our business, both acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations.
The Broadcom Transaction and any other future acquisitions we may undertake involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls over, and assimilate and manage the personnel of, the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic markets or industry sectors of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
Any acquisition may also cause us to assume liabilities and ongoing lawsuits, acquire goodwill and other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or product lines that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products, including with respect to our integration of BRCM, could materially harm our business, operating results and margins. Even when an acquired business such as BRCM has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business.

In connection with the Broadcom Transaction, we incurred a significant amount of debt and any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of an equity or equity-linked financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
Any future dispositions we make may also involve risks and uncertainties. Any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations.
See "The Broadcom Transaction and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully or realize the anticipated benefits could adversely affect our financial results and the value of our ordinary shares" for more detailed discussion relating to risks and uncertainties involved with the Broadcom Transaction and our integration of BRCM.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	our ability to successfully and timely integrate, and realize the benefits of, our recent acquisitions, including the Broadcom Transaction, and any other significant acquisitions we may make;

•
the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;

•	fluctuations in interest rates, as the 2016 Term Loans bear interest at a floating rate;

•	fluctuations in currency exchange rates, particularly to the extent we do not hedge our indebtedness denominated in Euro;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	seasonality or cyclical fluctuations in our markets;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development and internal manufacturing overhead costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, an immediate and significant decline in the trading price of our ordinary shares may occur.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, through increased market share or otherwise, our business could be adversely affected, net revenues may decline and financial condition and results of operations may suffer and we may be unable to reduce our costs quickly enough to maintain our operating profitability.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook, including concerns about the level of growth in China and economic recovery in the United States, have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions may cause our customers and consumers to reduce or delay spending (leading to reduced demand for our products), could lead to the insolvency of key suppliers (resulting in product delays) and customers (impacting their ability to make timely payments to us), and could intensify pricing pressures. Any or all of these factors could negatively affect our business, financial condition and result of operations.
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenues.
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and to dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. Failure to obtain a particular design win sometimes prevents us from offering successive generations. This can result in lost revenues and could weaken our position in future competitive selection processes.
Furthermore, winning a product design does not guarantee sales to a customer. We may experience delays in generating revenue as a result of the lengthy development cycle typically required, or we may not realize as much revenue as anticipated. In addition, a delay or cancellation of a customer's plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products, cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
The timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at or around the same time, may strain our resources and those of our contract manufacturers. In such event we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses, which may have a material adverse effect on our results of operations.
Finally, some customers will not purchase any products from us, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue.
Competition in our industry could prevent us from growing our revenue.
The global semiconductor market is highly competitive. We compete in different target markets on the basis of, among other things and in varying degrees, quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support. The competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our direct competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue.
Some of our competitors have a more extensive product portfolio; have substantially greater market share and manufacturing, distribution, financial, research and development and marketing resources than us. In addition, many of our competitors have longer independent operating histories, greater presence in key markets, larger customer base, more comprehensive patent protection and greater name recognition. We compete with integrated device manufacturers and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in niche markets and new technologies. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. In addition, companies not currently in direct competition with us may introduce competing products in the future. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that may develop their own IC products.
Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. For example, during past industry downturns, competition in our target markets intensified as semiconductor manufacturers reduced prices to combat production overcapacity and high inventory levels. In industry downturns, manufacturers in financial difficulties or in bankruptcy may implement pricing structures designed to ensure short-term market share and near-term survival, rather than securing long-term viability. If we are unable to compete successfully or if such actions drive down the prices we are able to charge for our products, we may lose market shares for our products or incur significant reduction in our project margins, any of which could have a material adverse effect on our business and results of operations. Also see "The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross profits".
Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. Most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular contract manufacturer. For example, Taiwan Semiconductor Manufacturing Company Limited supplies a substantial amount of the wafers we use in our products. We also use contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc. and Inari Technology SDN BHD.
The ability and willingness of our contract manufacturers, foundries and materials providers, or, collectively, our suppliers, to perform is largely outside of our control. If one or more of our suppliers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and to timely deliver products to our customers, and our reputation could suffer. Suppliers, for example, may extend lead times, limit supplies, increase prices or may discontinue parts due to capacity constraints, or make changes to manufacturing processes.
We also depend on selected foundries to timely develop new, advanced manufacturing processes and we may be unable to deliver products to our customers if these new processes are not timely developed or we do not have sufficient access to them. For example, we have design wins based on manufacturing processes that are currently under development. If these processes are not developed on schedule, we may lose revenue opportunities and damage our relationships with our customers. Further, because of the limited competition among large foundries, it is possible that a particular foundry for products requiring these technologies will price their services at levels that have an adverse impact on our gross margins or make it unprofitable for us to offer these products.
Some components or parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component, or changes its manufacturing process, or if supply is otherwise constrained, we may need to source alternative parts, which may be difficult, expensive and take an extended period of time. We may also be forced to make a significant "lifetime" purchase of the affected component or part, in order to enable us to meet our customer demand, or to re-

engineer a product. Significant lifetime purchases of such discontinued components could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products that may not subsequently be available to us from an alternative source. Such supply issues may also cause us to fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
We review our supply chain on an ongoing basis and may seek to qualify second source manufacturers and suppliers for some components and products. However, only a limited number of foundries provide manufacturing services using the advanced technologies that we require. We may be unable to secure a second source or replacement foundry for some of our more advanced products. Qualifying such second sources, when available, may be a lengthy and potentially costly process and they may not produce as cost-effectively as our other suppliers, which would reduce our margins.
To the extent we rely on third-party contract manufacturing relationships, we face the following additional risks:

•
inability of our manufacturers to develop and maintain manufacturing methods appropriate for our products, manufacturers' unwillingness or inability to devote adequate capacity to produce our products, and unanticipated discontinuation of, or changes to, their relevant manufacturing processes;

•	inaccurate capacity forecasting of our manufacturing needs;

•	product and manufacturing costs that are higher than anticipated;

•	reduced control over product reliability, quality, manufacturing yields and delivery schedules;

•	difficulties in obtaining insurance to fully cover all business interruption risk in respect of our suppliers;

•	more complicated supply chains; and

•	time, expense and uncertainty in identifying and qualifying additional or replacement manufacturers and suppliers.
Much of our outsourcing takes place in developing countries, and as a result may additionally be subject to geopolitical uncertainty. Also see “Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations”.
We generally do not have any long-term supply contracts with our contract manufacturers or materials providers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse effect on our business.
We purchase a significant portion of our semiconductor materials and finished goods from a few contract manufacturers and materials providers, some of which are single source suppliers. For the fiscal quarter ended January 31, 2016, we purchased 54% of the materials for our manufacturing processes from six materials providers. For fiscal year 2015, we purchased 51% of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Our manufacturing processes rely on many materials, including silicon, gallium arsenide, or GaAs, and indium phosphide, or InP, wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our manufacturing facilities, in particular our GaAs fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania. We use these internal manufacturing facilities for products utilizing our innovative materials and proprietary processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Many of our facilities, and those of our suppliers, are located in the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our manufacturing or research facilities for any reason, especially our Fort Collins, Singapore and Breinigsville facilities, or those of our suppliers, due to natural- or man-made disaster or other events outside of our control, such as widespread outbreaks of acute illness or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, and could materially and adversely affect our business. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in significant expense to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We rely on our own internal information technology, or IT, systems and on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of our IT systems or one or more of our vendors to provide necessary services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, human resources, benefit plan administration, IT network development and network monitoring. The ability of these third-party vendors to successfully provide reliable, high-quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor's failure to perform under its agreement with us. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders, and report financial and management information on a timely and accurate basis.
Our gross margin is dependent on a number of factors, including our product mix, customer mix, commodity prices, non-product revenue, acquisitions we may make and level of capacity utilization.
Our gross margin is highly dependent on product mix, with proprietary products and products sold into a number of our target markets that typically provide higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third-party suppliers into their products. This sensitivity, combined with large OEMs' purchasing power, can lead to intense price competition among competing suppliers, which may require us to decrease our prices or provide rebates in order to win a design with an OEM customer. This can, in turn, adversely affect our gross margin. Our gross margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of price increases passed on to us by our suppliers. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
Our gross margin is also affected by the timing and amount of our non-product revenue, including non-refundable payments from customers for research and development projects during product development, and IP-related revenue such as licensing royalty payments and sales of IP. Our non-product revenue is generally high margin, but fluctuates significantly from quarter to quarter. Businesses or companies that we may acquire from time to time may have different gross margin profiles than us and could, therefore, also affect our overall gross margin.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.
If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the

Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified IP activities in Singapore. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2018 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying Malaysian income, which is effective up to and including our fiscal year 2018. The tax incentives that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. For fiscal years 2015, 2014 and 2013, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes by approximately $207 million, $99 million and $77 million, respectively, and increase diluted net income per share by $0.74, $0.37 and $0.31, respectively.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.
We may be subject to claims of infringement of third-party IP rights or demands that we license third-party technology, which could result in significant expense and loss of our IP rights.
The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other IP rights to technologies that are important to our business.
Litigation or settlement of claims that our products or processes infringe or misappropriate these rights, regardless of their merit, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements, and in some cases our asset sale agreements, require us to indemnify our customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings, given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology and/or make changes to our processes or products;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall IP portfolio and our ability to compete in particular product categories;

•	indemnify our customers or distributors;

•	pay substantial damages to our direct or end customers to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish IP rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.
We utilize a significant amount of IP in our business. If we are unable or fail to protect our IP, our business could be adversely affected.
Our success depends in part upon protecting our IP, including our proprietary FBAR technology. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, and even with significant expenditures we may not be able to protect our IP rights that are valuable to our business. We are unable to predict or assure that:

•	IP rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party IP rights licensed to us, be licensed to others;

•	our IP rights will provide competitive advantages to us;

•
rights previously granted by third parties to IP rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our IP rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought;

•	our IP rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak; or

•	we have sufficient IP rights to protect our products or our business.
In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in other jurisdictions, relative to those protections available in the United States, may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications, due to strategic concerns or other factors. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
We also generate some of our revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. From time to time we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Conversely, third parties may pursue IP litigation against us, including as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
From time to time we may need to obtain additional IP licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.
If we are unable to attract and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance personnel, and especially our design and technical personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time or otherwise. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, our employees, including employees whom we have retained as a result of the Broadcom Transaction, and employees of any other companies or businesses that we acquire may decide not to continue working for us following such acquisitions. In such cases, employees may decide to leave with little or no notice, for reasons that may include dissatisfaction with our corporate culture, compensation or new roles and responsibilities, integration difficulties or a desire not to remain with the combined company. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
We are subject to warranty claims, product recalls and product liability.
From time to time, we may be subject to warranty or product liability claims that have led, and may in the future lead, to significant expense. We may also be exposed to such claims as a result of the Broadcom Transaction, or any other acquisition we may undertake in the future. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expense in the event of any recall of a customer's product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenues we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Consequently, our reputation may be damaged and customers may be reluctant to buy, or may delay purchases of, our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. To resolve these problems, we may have to invest significant capital and other resources. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer's product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products. As a result, our financial results could be materially and adversely affected. As we transition from manufacturing 6" to 8" wafers, these risks are enhanced.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of both January 31, 2016 and November 1, 2015, we had an aggregate of approximately $40 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 21% of our net revenue in each of the fiscal quarter ended January 31, 2016 and fiscal year 2015.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end customers or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data has been generally accurate. To the extent that this data are inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
We do not always have a direct relationship with the end customers of our products sold through distributors. As a result, our products may be used in applications for which they were not necessarily designed or tested, including, for example, medical devices, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.

Our effective tax rates may be adversely affected by reorganization or restructuring of our businesses, jurisdictional revenue mix, changes in tax regulations or policy and the outcome of audits and examinations, which could materially, adversely affect financial results.
We are a Singapore-based multinational company subject to tax in various tax jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we are required to file tax returns.
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	jurisdictional mix of our income and the resulting tax effects of differing tax rates in different countries;

•	repatriation of earnings;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	tax effects of increases in non-deductible employee compensation;

•	changes in transfer pricing regulations;

•
changes in tax laws including, in the United States, changes to the taxation of earnings of non-U.S. subsidiaries, the deductibility of expenses attributable to non-U.S. income and non-U.S. tax credit rules;

•	changes in accounting rules or principles and in the valuation of deferred tax assets and liabilities;

•	outcomes of income tax audits; and

•	expiration or lapses of tax credits or incentives.
We have adopted transfer-pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, and licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies in application of the arm's length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future tax years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, which, if settled unfavorably, could adversely impact our provision for income taxes.
In addition, we are subject to, and are under, audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The enactment of legislation implementing changes in U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the U.S. could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform U.S. taxation of international business activities. The Organisation for Economic Co-operation and Development, or OECD, also recently released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting, or BEPS, an initiative that aims to standardize and modernize global tax policy. Depending on the final form of guidance adopted by OECD members and legislation ultimately enacted, if any, there may be significant consequences for us due to the large scale of our international business activities. For example, adoption of BEPS by foreign jurisdictions in which we operate could result in changes to tax policies, including transfer-pricing policies that could ultimately impact our tax liabilities to foreign jurisdictions. If any of these proposals are enacted into legislation, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
In addition, policies regarding corporate income taxes in numerous jurisdictions are under heightened scrutiny. As a result, decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to legislative investigation and inquiry, which could result in changes in tax policies or prior tax rulings. There can be no assurance as to the outcome of these investigations and inquiries. As such, the taxes we previously paid may be subject to change and our taxes may increase in the future, which could have an adverse effect on our results of operations, financial condition and our corporate reputation.
We make substantial investments in research and development to improve existing and develop new technologies to keep pace with technological advances and to remain competitive in our business, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The semiconductor industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. In addition, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. We expect the dollar amount of research and development expenses to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new technologies that we do not support, and which compete with technologies we do support, become widely accepted, demand for our products may be reduced. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. In September 2013, Mr. Tan received a substantial special, long-term compensation and retention option award to acquire an aggregate of 2.5 million ordinary shares, which vests in installments such that the awards will be fully vested by January 2018, subject to Mr. Tan's continued employment with us during the vesting period. However, there can be no assurance that Mr. Tan will continue with us during the remainder of the vesting period or beyond. Although we sometimes provide certain retention-based incentives to certain executives, none of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. In addition, as of January 31, 2016, approximately 48% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export restrictions, export duties and quotas, and customs duties and tariffs;

•	disruptions of capital and trading markets;

•	changes in import or export licensing requirements and the companies required to comply with such requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	changes in labor standards;

•	limitations on our ability under local laws to protect our IP;

•	nationalization of businesses and expropriation of assets;

•	changes in tax laws;

•	currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us; and

•	difficulty in obtaining distribution and support.
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations of the countries in which we do business, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in China, antitrust and competition laws, data privacy laws and export regulations, including the U.S. Export Administration Regulations. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct and other policies prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices, including kick-backs to or from purely private parties. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand. We also have personnel in, and conduct business from, India and, as a result of the Broadcom Transaction, in Israel and Greece, areas we have not previously operated. Any conflict or uncertainty in these countries, including due to political or civil unrest, public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
Our business is subject to various significant international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation, one of our customers, to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. Furthermore, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.
We must conform the manufacture and distribution of our semiconductors to comply with various laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products or component substances are brought into compliance.
We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our results of operations and financial condition.
We are subject to a variety of international and U.S. laws and other legal requirements relating to the use, disposal, clean-up of and human exposure to, hazardous materials. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to future liabilities in excess of our reserves. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expense or modify our manufacturing processes. In the event of the discovery of new contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations.
We also face increasing complexity in our product design and procurement operations as we adjust to new requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in the European Union as of July 1, 2006 under the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU legislation. Other environmental regulations may require us to re-engineer our products to utilize components that are more environmentally compatible. Such re-engineering and component substitution may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations.

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.
In the last few years, there has been increased media scrutiny and associated reports focusing on a potential link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Regulatory agencies and industry associations have begun to study the issue to see if any actual correlation exists. Because we utilize clean rooms, we may become subject to liability claims. In addition, these reports may also affect our ability to recruit and retain employees.
We cannot predict:

•	changes in environmental or health and safety laws or regulations;

•	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;

•	our ability to enforce and collect under indemnity agreements and insurance policies relating to environmental liabilities; or

•
the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions, particularly at sites that we may acquire from time to time.

Social and environmental responsibility regulations, policies and provisions, including, for example, regulations related to “conflict minerals,” may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the semiconductor industry are also joining voluntary social responsibility initiatives such as the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility provisions and initiatives are subject to change, can be unpredictable, and may be difficult for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenues and results of operations.
We are subject to rules adopted by the SEC requiring us to make disclosures relating to whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and its adjoining countries, or the DRC Region. In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain conflict minerals sourced from the DRC Region. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of these minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers' demands, which may harm our sales and operating results.
The average selling prices of products in our markets have often decreased rapidly and may do so in the future, which could harm our revenues and gross profits.
The products we develop and sell are used for high volume applications. As a result, the prices of those products have often decreased rapidly. Gross profits on our products may be negatively affected by, among other things, pricing pressures from our customers. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our gross margin and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
A breach of our security systems may have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party "cloud-based" and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expense to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of November 1, 2015 did not include the internal controls of Emulex, which we acquired in May 2015. For the fiscal year ending 2016, our evaluation of the effectiveness of our internal control over financial reporting will not include the internal controls of BRCM. Even though, as of November 1, 2015, we concluded that our internal control over financial reporting (excluding Emulex) was effective, we need to maintain our processes and systems and adapt them as our business grows and changes, including to reflect our integration of Emulex and BRCM, as well as any future acquisitions we may undertake. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in the implementation of such controls, either in our existing business or in businesses that we have or acquired or may acquire in the future, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
Remediation of a material weakness could require us to incur significant expenses and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our ordinary shares may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Select Market. We may also be required to restate our financial statements from prior periods.
Our financial condition and results of operations could be adversely affected by employee-benefit related costs and expense.
We sponsor several defined benefit plans and post-retirement medical benefit plans. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. Weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. In the United States, we also self-fund our employees' health benefits. The costs of providing these benefits are unpredictable and have been increasing steadily and significantly in recent years. Also, a significant portion of our employees' cash compensation is performance-related, based on achievement of annual metrics, which can cause significant fluctuations in our employee compensation expense and in cash flows in the period in which payment occurs. Significant increases in the costs of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
We also have defined benefit pension plans under which we are obligated to make future contributions to fund benefits to participants. Most benefit accruals under the plans were frozen in 2009. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $459 million at the end of fiscal year 2015. We expect to have additional funding requirements with respect to the plans in future years and we may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding, or contributions to, our pension plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which they are made.
In order to reduce the expenses associated with these programs, where practicable, we are seeking to move defined benefit plans to defined contribution plans, or to cash out future retirees not yet receiving benefits, and to replace existing pension obligations with annuities. Any such changes may adversely affect our results of operations, including our profitability and cash flows.
The IRS may not agree that Broadcom Limited should be treated as a foreign corporation for U.S. federal income tax purposes.
A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because Broadcom is a Singapore entity, it would generally be classified as a foreign corporation (and, therefore, not a U.S. tax resident) under these rules. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Code.
Under Section 7874 of the Code, if the former shareholders of BRCM hold 80% or more of the vote or value of the shares of Broadcom, by reason of their former holding of BRCM common shares (the percentage (by vote and value), of our ordinary shares considered to be held (for purposes of Section 7874 of the Code) by former BRCM shareholders immediately after the Broadcom Transaction by reason of holding BRCM common shares is referred to in this disclosure as the “Section 7874 Percentage”), and our expanded affiliated group after the Broadcom Transaction does not have substantial business activities in Singapore relative to our worldwide business activities, Broadcom would be treated as a U.S. corporation for U.S. federal income tax purposes. If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), Section 7874 of the Code would cause Broadcom to be treated as a “surrogate foreign corporation” if we did not have substantial business activities in Singapore relative to our worldwide business activities.
Under current law, Broadcom should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, determining the Section 7874 Percentage is complex and is subject to factual and legal uncertainties, including that such determination takes into account several factors other than the ratio of ownership of our ordinary shares by former BRCM shareholders following the Broadcom Transaction, which ratio is currently estimated to be approximately 33%. While we believe the Section 7874 Percentage to be significantly less than 60% (and therefore that Section 7874 should not apply to Broadcom or BRCM), there can be no assurance that the IRS will agree with the position that the Section 7874 Percentage is less than 60%.
If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), several limitations could apply to BRCM. For example, BRCM would be prohibited from using its net operating losses, foreign tax credits or other tax attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following the Broadcom Transaction or any income received or accrued during such period by reason of a license of any property by BRCM to a foreign related person. In addition, the IRS has announced that it will promulgate new rules, which, in that situation, may limit the ability to restructure the non-U.S. members of the BRCM tax group or access cash earned in its non-U.S. subsidiaries. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain BRCM “disqualified individuals” (including former officers and directors of BRCM) at a rate equal to 15%, but only if gain is otherwise recognized by BRCM shareholders as a result of the Broadcom Transaction.
Risks Relating to our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.
In order to fund the Broadcom Transaction and to refinance our then outstanding term-loan debt, we incurred a substantial amount of indebtedness consisting of an aggregate of $15,628 million in 2016 Term Loans borrowed under and pursuant to the 2016 Credit Agreement. The 2016 Credit Agreement also provides for our $500 million 2016 Revolving Credit Facility. The borrowers’ obligations under the 2016 Credit Agreement are guaranteed by a number of our subsidiaries and are collateralized, subject to certain exceptions, by substantially all of the assets of Intermediate Holdco, the Borrowers, and each Guarantor. Subject to restrictions in the 2016 Credit Agreement and receipt of commitments, we may incur additional indebtedness.
Our substantial indebtedness could have important consequences including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•	exposing us to interest rate risk to the extent of our variable rate indebtedness;

•	exposing us to currency exchange rate risk to the extent we do not hedge our indebtedness denominated in Euro; and

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.
The 2016 Term Loans have terms of varying duration with the substantial majority thereof becoming due and payable after 5 or 7 years, and a smaller portion coming due and payable after one year. In addition, the 2016 Credit Agreement contains customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the Term A Loan, and the 2016 Revolving Credit Facility will vary based on the applicable public ratings assigned to the collateralized, long-term indebtedness for borrowed money of Finance Holdco by Moody's Investors Service, Inc., Standard & Poor's Financial Services LLC and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price. Our failure to continuously have a public corporate credit rating from each of Moody's and Standard & Poor's may result in a covenant default under the 2016 Credit Agreement.
Our 2016 Credit Agreement imposes significant restrictions on our business.
The 2016 Credit Agreement contains a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on the ability of our subsidiaries to:

•	incur additional indebtedness and issue preferred or redeemable shares;

•	incur or create liens;

•	consolidate, merge or transfer all or substantially all of their assets;

•	make investments, acquisitions, loans or advances or guarantee indebtedness;

•	transfer or sell certain assets;

•	pay dividends or make other distributions on, redeem or repurchase shares or make other restricted payments;

•	engage in transactions with affiliates; and

•	prepay certain other indebtedness.
In addition, the 2016 Credit Agreement includes financial covenants requiring Intermediate Holdco to, at any time the Term A Loan remains outstanding or commencing with the second full fiscal quarter after February 1, 2016, at any time the 2016 Revolving Credit Facility (other than undrawn letters of credit, whether or not cash collateralized, and any guarantees and performance or similar bonds issued under the 2016 Revolving Credit Facility) is drawn by more than 35%, maintain a maximum first lien leverage ratio. Our ability to meet the financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain the applicable maximum first lien leverage ratio.
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our 2016 Credit Agreement if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the 2016 Credit Agreement and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.

Risks Relating to Investments in Singapore Companies
It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us or our directors in Singapore.
We are incorporated under the laws of the Republic of Singapore, and certain of our directors are resident outside the United States. Moreover, a majority of our consolidated assets are located outside the United States. Although we are incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for certain purposes. Nevertheless, since a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.
There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. Consequently, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.
We are incorporated in Singapore and our shareholders may have more difficulty in protecting their interest than they would as shareholders of a corporation incorporated in the United States, and we may have more difficulty attracting and retaining qualified board members and executives.
Our corporate affairs are governed by our Constitution and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our Board, under Singapore law (including under the recently amended Singapore Companies Act) are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our Board than they would as shareholders of a corporation incorporated in the United States.
In addition, being a public company incorporated in Singapore may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on committees of our Board, and qualified executive officers.
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on such terms and conditions as may be determined by our Board in its sole discretion.
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. Our directors currently have general authority to allot and issue any number of new ordinary shares, which continues in force until the earlier of (i) the conclusion of our 2016 AGM, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e. within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a duly convened general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our Constitution, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
Risks Relating to Owning Our Ordinary Shares
At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management's attention and resources.
The trading price of our ordinary shares has, at times, fluctuated significantly. The trading price of our ordinary shares could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	changes in our dividend or share repurchase policies.
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of PLX, Emulex and BRCM. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
A substantial amount of our shares are held by a small number of large investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
A substantial amount of our ordinary shares are held by a small number of large investors. These investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, entities affiliated with Silver Lake Partners have registration rights with respect to our ordinary shares held by them as a result of their conversion in June 2015 of the Convertible originally issued to them by Avago. Any such sales of our ordinary shares by these entities could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends.
Our Board has adopted a dividend policy pursuant to which the Company currently pays a cash dividend on our ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof.
Future dividends, if any, and their timing and amount, may be affected by, among other factors: management's views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Pursuant to Singapore law and our Constitution, no dividends may be paid except out of our profits. Because we are a holding company, our ability to pay cash dividends on our ordinary shares is also limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, the declaration and payment of which are subject to restrictions under the terms of our 2016 Credit Agreement.
Singapore corporate law may impede a takeover of our company by a third-party, which could adversely affect the value of our ordinary shares.
The Singapore Code on Take-overs and Mergers contains provisions that may delay, deter or prevent a future takeover or change in control of our company for so long as we remain a public company with more than 50 shareholders and net tangible assets of S$5 million or more. Any person acquiring an interest, whether by a series of transactions over a period of time or not, either on their own or together with parties acting in concert with such person, in 30% or more of our voting shares, or, if such person holds, either on their own or together with parties acting in concert with such person, between 30% and 50% (both inclusive) of our voting shares, and such person (or parties acting in concert with such person) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of the Securities Industry Council in Singapore, extend a mandatory takeover offer for the remaining voting shares in accordance with the provisions of the Singapore Code on Take-overs and Mergers. While the Singapore Code on Take-overs and Mergers seeks to ensure equality of treatment among shareholders, its provisions may discourage or prevent certain types of transactions involving an actual or threatened change of control of our company. These legal requirements may impede or delay a takeover of our company by a third-party, which could adversely affect the value of our ordinary shares.
Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance that represents our management's estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended January 31, 2016.
Issuer Repurchases of Equity Securities
There were no share repurchases during the fiscal quarter ended January 31, 2016.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference into this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Senior Vice President and Chief Financial Officer
Date: March 10, 2016

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1#
Agreement and Plan of Merger, dated as of April 10, 2013, by and among CyOptics, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Celsus Acquisition Corp., Avago Technologies Limited, Avago Technologies Finance Pte. Ltd. and Shareholder Representative Services LLC.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	April 11, 2013

2.2#	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

2.3#
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

2.4#	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	July 31, 2015

3.1	Constitution of Broadcom Limited	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690).	February 2, 2016

3.2	Amended and Restated Exempted Limited Partnership Agreement of Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), dated February 1, 2016	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

3.3	Voting Trust Agreement, dated as of February 1, 2016, by and among Broadcom Limited, Broadcom Cayman L.P. and Computershare Trust Company, N.A., as Trustee	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Broadcom Limited Registration Statement on Form S-3 (Commission File No. 333-209923)	March 4, 2016

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

4.3	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.1	Form of Indemnification Agreement (Directors) (effective February 1, 2016)	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

10.2	Form of Indemnification Agreement (Officers) (February 1, 2016)	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

10.3	Form of Indemnification Agreement (Directors) (effective prior to February 1, 2016)	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	September 13, 2013

10.4	Form of Indemnification Agreement (Officers) (effective prior to February 1, 2016)	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008

10.5
Credit Agreement, dated as of February 1, 2016, by and among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., the lenders named therein, and Bank of America, N.A., as administrative agent.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	February 2, 2016

10.6
Sublease Agreement, dated June 5, 2009, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010

10.7
Amendments of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago's facility at 1 Yishun Avenue 7 Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 17, 2015

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.8
Amendment No. 3 of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago's facility at 1 Yishun Avenue 7 Singapore 768923.
X

10.9
Lease No. I/33183P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1935X of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49501Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

10.1
Lease No. I/31607P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1937C of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49499Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

10.11
Lease No. I/33182P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 2134N of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49500Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

10.12
Lease No. I/33160P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1975P of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49502Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

10.13
Tenancy Agreement, dated October 24, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.14
Supplemental Agreement to Tenancy Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.15
Subdivision and Use Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.16	Lease Agreement dated as of April 29, 2005 by and between TriQuint Optoelectronics, Inc. and CyOptics, Inc. and related amendments and renewals.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013

10.17
Lease Agreement dated as of June 29, 2000 ("Lease") by and between Inmobiliaria Ayusa, S. de R.L. de C.V. ("Landlord") and Lucent Technologies Microelectronica de Mexico, S.A. de C.V., together with consent of Landlord to assign the Lease to a subsidiary of CyOptics, Inc. and related amendments to the Lease.
		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013

10.18	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	March 31, 2003

10.19	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 4, 2009

10.20	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011

10.21*	Lease Agreement dated December 29, 2004 between Irvine Commercial Property Company and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	March 1, 2005

10.22
First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation
		Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	October 24, 2007

10.23	Fourth Amendment dated November 19, 2007 to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 28, 2008

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.24	Fifth Amendment dated February 26, 2013 to Lease dated December 29, 2004 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014

10.25	Sixth Amendment dated May 22, 2014 to Lease dated December 29, 2004 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015

10.26	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 28, 2008

10.27	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 4, 2009

10.28
Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation
		Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011

10.29	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 1, 2012

10.30	Seventh Amendment dated June 28, 2012 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2013

10.31	Eighth Amendment dated February 26, 2013 to Lease Agreement dated October 31, 2007 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014

10.32	Ninth Amendment dated May 22, 2014 to Lease Agreement dated October 31, 2007 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015

10.33*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation	Broadcom Corporation Current Report on Form 8-K/A (Commission File No. 000-23993)	July 23, 2009

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.34
Sale and Purchase Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.35	Collective Agreement, dated April 29, 2013, between Avago Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and United Workers of Electronic & Electrical Industries.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-33428)	September 5, 2013

10.36+	Avago Technologies Limited 2009 Equity Incentive Award Plan	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009

10.37+	Second Amended and Restated Broadcom Limited Employee Share Purchase Plan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	February 2, 2016

10.38+	Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008

10.39+	LSI Corporation 2003 Equity Incentive Plan	Avago Technologies Limited Registration Statement on Form S-8(Commission File No. 333-195741)	May 6, 2014

10.40+	Emulex Corporation 2005 Equity Incentive Plan	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-203858)	May 5, 2015

10.41+	Broadcom Corporation 2012 Stock Incentive Plan	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015

10.42+	Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated November 11, 2010	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.43+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 2, 2009

10.44+	Form of Annual Bonus Plan for Executive Employees.	Avago Technologies Limited Quarterly Report on Form 10-K (Commission File No. 001-34428)	December 17, 2015

10.45+	Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014

10.46+	Amendment to Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	July 30, 2015

10.47+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009

10.48+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 7, 2013

10.49+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective February 1, 2016).			X

10.50+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.51+	Form of Option Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.52+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014

10.53+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective February 1, 2016).			X

10.54+
Form of Restricted Stock Unit Issuance Agreement for executive officers under the Broadcom Corporation 2012 Stock Incentive Plan (for RSUs governed by the RSU Incentive Award Program (3 year cliff vesting))
		Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014

10.55+	Form of Award Letter under the Broadcom Corporation Restricted Stock Units Incentive Award Program	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014

10.56+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).			X

10.57+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Death or Permanent Disability	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 10, 2015

10.58+	Severance Benefit Agreement, dated January 23, 2014, by and between Avago Technologies Limited and Hock E. Tan	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.59+	Severance Benefit Agreement, dated January 24, 2014, by and between Avago Technologies Limited and Anthony E. Maslowski	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.60+	Severance Benefit Agreement, dated June 3, 2015, by and between Avago Technologies Limited and Charlie Kawwas	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 10, 2015

10.61+	Severance Benefit Agreement, dated January 30, 2014, by and between Avago Technologies Limited and Bryan T. Ingram	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.62+	Severance Benefit Agreement, dated January 24, 2014, by and between Avago Technologies Limited and Patricia H. McCall	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.63+*	Offer of Continuing Employment, dated October 15, 2015, by and between Avago Technologies Limited and Bryan T. Ingram	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 17, 2015

10.64+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015

10.65+	Offer of Continuing Employment, dated February 2, 2016, by and between Broadcom Limited and Henry Samueli			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Limited hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.
†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at January 31, 2016 and November 1, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter ended January 31, 2016 and February 1, 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter ended January 31, 2016 and February 1, 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the fiscal quarter ended January 31, 2016 and February 1, 2015 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.