Form 10-Q
period 2016-05-01
Broadcom Ltd
filed 2016-06-09
CIK 1649338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 27, 2016 there were 395,518,581 of our ordinary shares, no par value per share, outstanding.

BROADCOM LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 1, 2016

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	May 1, 2016	November 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,041	$1,822
Trade accounts receivable, net	1,857	1,019
Inventory	1,467	524
Assets held-for-sale	842	22
Other current assets	480	372
Total current assets	6,687	3,759
Property, plant and equipment, net	2,486	1,460
Goodwill	24,776	1,674
Intangible assets, net	16,944	3,277
Other long-term assets	514	345
Total assets	$51,407	$10,515
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$617
Employee compensation and benefits	303	250
Current portion of long-term debt	344	46
Other current liabilities	1,019	206
Total current liabilities	2,651	1,119
Long-term liabilities:
Long-term debt	14,664	3,826
Pension and post-retirement benefit obligations	475	475
Other long-term liabilities	10,855	381
Total liabilities	28,645	5,801
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, no par value; 394,814,039 shares and 276,259,120 shares issued and outstanding on May 1, 2016 and November 1, 2015, respectively	18,659	2,547
Non-economic voting preference shares, no par value; 22,804,591 shares and no shares issued and outstanding on May 1, 2016 and November 1, 2015, respectively	—	—
Retained earnings	1,116	2,240
Accumulated other comprehensive loss	(73)	(73)
Total Broadcom Limited shareholders’ equity	19,702	4,714
Noncontrolling interest	3,060	—
Total shareholders’ equity	22,762	4,714
Total liabilities and shareholders’ equity	$51,407	$10,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net revenue	$3,541	$1,614	$5,312	$3,249
Cost of products sold:
Cost of products sold	1,437	654	2,136	1,344
Purchase accounting effect on inventory	828	—	828	4
Amortization of intangible assets	198	113	328	226
Restructuring charges	32	1	33	3
Total cost of products sold	2,495	768	3,325	1,577
Gross margin	1,046	846	1,987	1,672
Research and development	787	251	1,054	486
Selling, general and administrative	238	108	352	225
Amortization of intangible assets	735	59	789	118
Restructuring, impairment and disposal charges	287	10	318	24
Total operating expenses	2,047	428	2,513	853
Operating income (loss)	(1,001)	418	(526)	819
Interest expense	(256)	(53)	(340)	(107)
Loss on extinguishment of debt	(53)	(13)	(53)	(13)
Other income (expense), net	(6)	12	(3)	16
Income (loss) from continuing operations before income taxes	(1,316)	364	(922)	715
Provision for (benefit from) income taxes	(99)	25	(82)	38
Income (loss) from continuing operations	(1,217)	339	(840)	677
Income (loss) from discontinued operations, net of income taxes	(38)	5	(38)	18
Net income (loss)	(1,255)	344	(878)	695
Net loss attributable to noncontrolling interest	(69)	—	(69)	—
Net income (loss) attributable to ordinary shares	$(1,186)	$344	$(809)	$695

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(2.93)	$1.31	$(2.31)	$2.63
Income (loss) per share from discontinued operations	(0.09)	0.02	(0.10)	0.07
Net income (loss) per share	$(3.02)	$1.33	$(2.41)	$2.70

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(2.93)	$1.19	$(2.43)	$2.41
Income (loss) per share from discontinued operations	(0.09)	0.02	(0.11)	0.06
Net income (loss) per share	$(3.02)	$1.21	$(2.54)	$2.47

Weighted-average shares:
Basic	392	258	335	257
Diluted	415	284	346	281

Cash dividends declared and paid per share	$0.49	$0.38	$0.93	$0.73
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net income (loss)	$(1,255)	$344	$(878)	$695
Other comprehensive income, net of tax:
Reclassification to net income (loss)	—	—	—	1
Other comprehensive income	—	—	—	1
Comprehensive income (loss)	(1,255)	344	(878)	696
Comprehensive loss attributable to noncontrolling interest	(69)	—	(69)	—
Comprehensive income (loss) attributable to ordinary shares	$(1,186)	$344	$(809)	$696
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015
Cash flows from operating activities:
Net income (loss)	$(878)	$695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,284	456
Share-based compensation	255	106
Excess tax from share-based compensation	(58)	(70)
Non-cash portion of debt extinguishment loss	30	13
Non-cash restructuring, impairment and disposal charges	44	5
Gain on sale of business	—	(14)
Deferred taxes	(172)	(2)
Amortization of debt issuance costs and accretion of debt discount	17	14
Other	26	6
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(169)	24
Inventory	920	43
Accounts payable	(217)	(23)
Employee compensation and benefits	(51)	(41)
Other current assets and current liabilities	86	(18)
Other long-term assets and long-term liabilities	(21)	(50)
Net cash provided by operating activities	1,096	1,144
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,035)	—
Proceeds from sales of businesses	68	650
Purchases of property, plant and equipment	(298)	(339)
Proceeds from disposals of property, plant and equipment	—	63
Purchases of investments	(59)	(9)
Proceeds from sales and maturities of investments	32	—
Net cash provided by (used in) investing activities	(10,292)	365
Cash flows from financing activities:
Proceeds from term loan borrowings	15,926	—
Debt repayments	(4,839)	(617)
Payment of assumed debt	(1,475)	—
Debt issuance costs	(108)	—
Dividend payments	(326)	(188)
Issuance of ordinary shares	179	130
Excess tax from share-based compensation	58	70
Net cash provided by (used in) financing activities	9,415	(605)
Net change in cash and cash equivalents	219	904
Cash and cash equivalents at the beginning of period	1,822	1,604
Cash and cash equivalents at end of period	$2,041	$2,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY— UNAUDITED
(in millions)

	Ordinary Shares		Non-Economic Voting Preference Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of November 1, 2015	276	$2,547	—	$—	$2,240	$(73)	$—	$4,714
Issuance of ordinary shares upon the acquisition of Broadcom Corporation	112	15,438	—	—	—	—	—	15,438
Issuance by the Partnership of restricted exchangeable partnership units upon the acquisition of Broadcom Corporation	—	—	—	—	—	—	3,140	3,140
Issuance of non-economic voting preference shares	—	—	23	—	—	—	—	—
Issuance of ordinary shares in connection with equity incentive plans	7	179	—	—	—	—	—	179
Share-based compensation	—	255	—	—	—	—	—	255
Excess tax from share-based compensation	—	58	—	—	—	—	—	58
Cash dividends paid to ordinary shareholders	—	—	—	—	(315)	—	—	(315)
Cash distribution paid by the Partnership on restricted exchangeable partnership units	—	—	—	—	—	—	(11)	(11)
Fair value of partially vested equity awards assumed in connection with the acquisition of Broadcom Corporation	—	182	—	—	—	—	—	182
Net loss	—	—	—	—	(809)	—	(69)	(878)
Balance as of May 1, 2016	395	$18,659	23	$—	$1,116	$(73)	$3,060	$22,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom, is the successor to Avago Technologies Limited, or Avago. On February 1, 2016, pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, or the Broadcom Agreement, Broadcom Limited, Avago, Broadcom Corporation, or BRCM, Broadcom Cayman L.P., or the Partnership, and various other parties completed various transactions, including a scheme of arrangement under Singapore law between Avago and Broadcom, or the Avago Scheme. Pursuant to the Avago Scheme, all issued ordinary shares of Avago were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom Limited. Immediately following the consummation of the Avago Scheme, two subsidiaries of Broadcom Limited merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger. Following the Avago Scheme and the Broadcom Merger, or the Broadcom Transaction, each of Avago and BRCM became indirect subsidiaries of Broadcom Limited and the Partnership.
The Avago Scheme was accounted for in all periods presented using a carryover basis, similar to a pooling-of-interests, as the transaction was premised on a non-substantive exchange in order to facilitate the acquisition of BRCM, resulting in the retention of the historical basis of accounting. Under this method of accounting, Broadcom and Avago were treated as if they had always been combined for accounting and financial reporting purposes. The Broadcom Merger is discussed in further detail in Note 2. “Acquisitions.”
References to “Broadcom,” “we,” “our,” and “us” are to Broadcom Limited and its consolidated subsidiaries, from and after the effective date of the Broadcom Transaction and, prior to that time, to our predecessor, Avago, unless otherwise specified or the context otherwise requires.
We are a leading designer, developer and global supplier of a broad range of analog and digital semiconductor connectivity solutions with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products such as data center networking, home connectivity, broadband access, telecommunications equipment, smartphones and base stations, data center servers and storage, factory automation, power generation and alternative energy systems, and displays. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending October 30, 2016, or fiscal year 2016, is a 52-week fiscal year. The first quarter of our fiscal year 2016 ended on January 31, 2016, the second quarter ended on May 1, 2016 and the third quarter ends on July 31, 2016. Our fiscal year ended November 1, 2015, or fiscal year 2015, was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 1, 2015 condensed consolidated balance sheet data were derived from Avago’s audited consolidated financial statements included in Avago’s Annual Report on Form 10-K for fiscal year 2015, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. Intercompany transactions and balances have been eliminated in consolidation.
Broadcom is the sole general partner of the Partnership and, as such we have the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership, subject to the terms of the partnership agreement and applicable laws. As a result of our controlling interest, we consolidate the financial results of the Partnership and present a noncontrolling interest for the portion of the Partnership we do not own in our condensed consolidated financial statements. Net loss attributable to the noncontrolling interest on the condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in the Partnership owned by the holders of the restricted exchangeable partnership units, or Partnership REUs.
The accompanying condensed consolidated financial statements include the results of operations of BRCM and other acquisitions commencing as of their respective acquisition dates.

The operating results for the fiscal quarter and two fiscal quarters ended May 1, 2016 are not necessarily indicative of the results that may be expected for fiscal year 2016, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Derivative instruments. We are subject to foreign currency risks for transactions denominated in foreign currencies, primarily the Singapore Dollar, Malaysian Ringgit, Euro and Japanese Yen. Therefore, we enter into foreign exchange forward contracts to manage financial exposures resulting from the changes in the exchange rates of these foreign currencies. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and forecasted revenue and expense transactions that are denominated in currencies other than the functional currency of the subsidiary which has the exposure. We exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; our hedging contracts generally mature within three months. We do not use derivative financial instruments for speculative or trading purposes.
We may designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the condensed consolidated balance sheets at their fair values based on Level 2 inputs as defined in the fair value hierarchy. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income in the current period. Such hedges are recognized in net income (loss) and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as cash flow hedges, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. These amounts are then reclassified and recognized in net income (loss) when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in net income (loss) in the current period, which have not been material to date. Changes in the value of derivative instruments not designated as hedges are recognized in Other income (expense), net, in our condensed consolidated statements of operations.
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated balance sheet and condensed consolidated statement of cash flows. These reclassifications have no impact on the previously reported net assets or net cash activities.
Recently Adopted Accounting Guidance
In November 2015, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that simplifies the presentation of deferred tax assets and liabilities in a classified balance sheet. This guidance eliminates the current requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities are classified as non-current. We adopted this guidance during the fiscal quarter ended January 31, 2016, on a prospective basis. The adoption resulted in $116 million of net current deferred tax assets being reclassified from other current assets to other long-term assets on our condensed consolidated balance sheet.
In April 2015, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of debt issuance costs. The new guidance is required to be applied retrospectively to each prior reporting period presented. The guidance requires certain debt issuance costs to be presented on the balance sheet as a direct reduction to the carrying amount of debt, consistent with debt discounts or premiums. In August 2015, the FASB further clarified that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. This guidance will be effective for the first quarter of our fiscal year 2017, with early application permitted. We early-adopted this guidance during the fiscal quarter ended May 1, 2016, and applied its provisions retrospectively. The adoption resulted in $13 million of other current assets and $64 million of other long-term assets being reclassified to long-term debt on our condensed consolidated balance sheet as of November 1, 2015.
Recent Accounting Guidance Not Yet Adopted
In March 2016, the FASB issued authoritative guidance that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2018, however early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In February 2016, the FASB issued authoritative guidance related to the accounting for leases, which among other things,

requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In September 2015, the FASB issued authoritative guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance will be effective for the first quarter of our fiscal year 2017, however early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In August 2015, the FASB deferred the effective date of the authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will be effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In addition, in March, April, and May 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients, respectively. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
2. Acquisitions
Acquisition of Broadcom Corporation
The Broadcom Merger closed on February 1, 2016, or the Acquisition Date, pursuant to the terms of the Broadcom Agreement. The aggregate consideration for the Broadcom Merger, which consisted of both cash and equity consideration, was approximately $28,758 million, net of cash acquired.
We funded the cash portion of the Broadcom Merger with the net proceeds from the issuance of the 2016 Term Loans, as defined and discussed in further detail in Note 6. “Borrowings,” as well as cash on hand of the combined companies.
BRCM was a leader in semiconductor solutions for wired and wireless communications and provided a broad portfolio of highly-integrated system-on-a-chip solutions that seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We acquired BRCM to position us as a global diversified leader in wired and wireless communication semiconductors and to deepen our broad portfolios, which will enable us to better address the evolving needs of customers across the wired and wireless end markets.
The aggregate consideration for the Broadcom Merger, net of cash acquired, consisted of the following (in millions):

Cash for outstanding BRCM common stock	$16,798
Fair value of Broadcom ordinary shares issued for outstanding BRCM common stock	15,438
Fair value of Partnership restricted exchangeable units issued for outstanding BRCM common stock	3,140
Fair value of partially vested assumed restricted stock unit awards	182
Cash for vested BRCM equity awards	137
Effective settlement of pre-existing relationships	11
Total purchase consideration	35,706
Less: cash acquired	6,948
Total purchase consideration, net of cash acquired	$28,758
We issued 112 million ordinary shares and the Partnership issued 23 million Partnership REUs, all of which are valued and presented in the above table, to former BRCM shareholders in the Broadcom Merger. We also assumed unvested restricted stock unit awards, or RSUs, originally granted by BRCM and converted them into 6 million of our RSUs. The portion of the fair value of partially vested assumed RSUs associated with prior service of BRCM employees represented a component of the total consideration, as presented above, and was valued based on our share price as of the Acquisition Date.
We allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair value of tax accounts, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.
Our preliminary allocation of the total purchase price, net of cash acquired, is as follows (in millions):

Estimated Fair Value
Trade accounts receivable	$669
Inventory	1,853
Assets held-for-sale	833
Other current assets	194
Property, plant and equipment	889
Goodwill	23,076
Intangible assets	14,808
Other long-term assets	121
Total assets acquired	42,443
Accounts payable	(559)
Employee compensation and benefits	(104)
Current portion of long-term debt	(1,475)
Other current liabilities	(791)
Long-term debt	(139)
Other long-term liabilities	(10,617)
Total liabilities assumed	(13,685)
Fair value of net assets acquired	$28,758
Goodwill was primarily attributable to the assembled workforce, anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Broadcom Merger. Goodwill is not expected to be deductible for tax purposes.
The assets held-for-sale represented BRCM’s businesses that are not aligned with our strategic objectives. Assets held-for-sale are discussed in further detail in Note 3. “Supplemental Financial Information.”
Our results of continuing operations for the fiscal quarter and two fiscal quarters ended May 1, 2016 include $2,327 million of net revenue attributable to BRCM. It is impracticable to determine the effect on net income attributable to BRCM for the periods presented as we immediately integrated BRCM into our ongoing operations. Transaction costs of $29 million and $37 million incurred in connection with the Broadcom Merger are included in selling, general and administrative expense in the condensed consolidated statements of operations for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively.
Intangible Assets
Identified intangible assets and their respective useful lives were as follows:

	Approximate Fair Value (in millions)	Weighted-Average Amortization Periods (in years)
Developed technology	$9,010	6
Customer contracts and related relationships	2,703	2
Order backlog	750	< 1
Trade name	350	17
Other	45	16
Total identified finite-lived intangible assets	12,858
In-process research and development	1,950	N/A
Total identified intangible assets, net of assets held-for-sale	14,808
Intangible assets included in assets held-for-sale	320
Identified intangible assets	$15,128

Developed technology relates to products for wired and wireless communication applications. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of BRCM. Customer contracts and related relationships were valued using the with-and-without-method under the income approach. In this method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined based on historical customer turnover rates.
Order backlog represents business under existing contractual obligations as of the Acquisition Date. The fair value of backlog was determined using the multi-period excess earnings method under the income approach based on expected operating cash flows from future contractual revenue. The economic useful life was determined based on the expected life of the backlog and the cash flows over the forecast period.
Trade name relates to the “Broadcom” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This valuation method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.
The fair value of in-process research and development, or IPR&D, was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.
The following table summarizes the details of IPR&D by category as of the Acquisition Date (dollars in millions):

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (by fiscal year)
Set-top box solutions	$90	56%	$90	2016 - 2017
Broadband carrier access solutions	390	34	376	2016 - 2018
Carrier switch solutions	270	51	255	2016 - 2019
Compute and connectivity solutions	170	61	136	2016 - 2018
Physical layer product solutions	190	51	71	2016 - 2019
Wireless connectivity combo solutions	770	57	364	2016 - 2018
Touch controllers	70	39	21	2016 - 2017
Discount rates of 14% and 16% were applied to the projected cash flows to reflect the risk related to these wired and wireless IPR&D, respectively. These discount rates represent a premium of 2% over the respective wired and wireless weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall businesses.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if BRCM had been acquired as of the beginning of fiscal year 2015. The unaudited pro forma financial information for the two fiscal quarters ended May 1, 2016 combined the historical results of Avago for the fiscal quarter ended January 31, 2016, the historical results of BRCM for the three months ended December 31, 2015, representing BRCM’s previous reporting period prior to the Acquisition Date, and the historical results of Broadcom for the fiscal quarter ended May 1, 2016. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Pro forma net revenue	$3,538	$3,669	$7,359	$7,444
Pro forma net loss from continuing operations	(607)	(248)	(459)	(1,014)
Pro forma net loss	(645)	(243)	(497)	(996)
Pro forma net loss attributable to ordinary shares	(608)	(230)	(468)	(941)
Pro forma loss per share attributable to ordinary shares - basic and diluted	(1.55)	(0.62)	(1.40)	(2.55)
3. Supplemental Financial Information
Cash, Cash Equivalents and Short-Term Investments
Cash equivalents included $307 million and $490 million of time deposits as of May 1, 2016 and November 1, 2015, respectively. As of May 1, 2016 and November 1, 2015, cash equivalents also included $132 million and $100 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds as of May 1, 2016 and November 1, 2015 approximates the carrying value and is determined using unadjusted prices in active, accessible markets for identical assets, as such they are classified as Level 1 assets in the fair value hierarchy.
Available-for-sale investments of $15 million and $58 million, primarily consisting of corporate bonds, are reported at fair value and are included in cash and cash equivalents and other current assets, respectively, on our condensed consolidated balance sheet as of May 1, 2016. These available-for-sale investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the assets. As such, they are classified as Level 2 assets in the fair value hierarchy.
Inventory
Inventory consists of the following (in millions):

	May 1, 2016	November 1, 2015
Finished goods	$720	$177
Work-in-process	479	271
Raw materials	268	76
Total inventory	$1,467	$524
Assets held-for-sale
The following table summarizes components of assets held-for-sale (in millions):

	May 1, 2016	November 1, 2015
Goodwill	$445	$—
Intangible assets, net	328	—
Other assets	69	22
Total assets held-for-sale	$842	$22
In connection with the Broadcom Merger, we classified certain BRCM businesses as assets held-for-sale on February 1, 2016. The carrying value of these assets as of May 1, 2016 represents the fair value determined in the preliminary purchase price allocation of the Broadcom Merger, adjusted for operating activities since the Acquisition Date. During the fiscal quarter ended May 1, 2016, we entered into agreements to sell our Wireless Internet of Things, or IoT, and Wireless Infrastructure Backhaul businesses for $550 million and $80 million, respectively. As of May 1, 2016, the carrying values of these businesses approximated the selling prices.
During the two fiscal quarters ended May 1, 2016, we recognized a $16 million loss related to the sale of certain fiber optics subsystem manufacturing and related assets in restructuring, impairment and disposal charges in our condensed consolidated statements of operations. See Note 12. “Restructuring, Impairment and Disposal Charges.”

Discontinued Operations
We have presented the results of the BRCM businesses discussed above under “Assets held-for-sale”, as well as the sale of our Axxia business in fiscal year 2015, in discontinued operations. The following table summarizes the selected financial information of discontinued operations (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net revenue	$64	$12	$64	$53

Income (loss) from discontinued operations before gain on disposal and income taxes	$(61)	$5	$(61)	$17
Gain on disposal of discontinued operations	—	—	—	14
(Provision for) benefit from income taxes	23	—	23	(13)
Income (loss) from discontinued operations, net of income taxes	$(38)	$5	$(38)	$18
Accrued Rebate Activity
The following table summarizes activity related to accrued rebates included in other current liabilities on our condensed consolidated balance sheet (in millions):

	Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015
Beginning balance	$26	$31
Liabilities assumed in acquisitions	359	—
Charged as a reduction of revenue	223	16
Reversal of unclaimed rebates	(3)	—
Payments	(215)	(22)
Ending balance	$390	$25
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	May 1, 2016	November 1, 2015
Deferred tax liabilities	$9,837	$9
Unrecognized tax benefits (a)	842	317
Other	176	55
Total other long-term liabilities	$10,855	$381
________________________________
(a) Includes accrued interest and penalties.
Supplemental Cash Flow Disclosures
At May 1, 2016 and November 1, 2015, we had $133 million and $78 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.

4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total
Balance as of November 1, 2015	$287	$261	$990	$136	$1,674
Broadcom Merger	17,395	5,681	—	—	23,076
Other acquisitions	—	21	11	—	32
Reclassification of goodwill related to certain assets held-for-sale	—	—	(6)	—	(6)
Balance as of May 1, 2016	$17,682	$5,963	$995	$136	$24,776
During the two fiscal quarters ended May 1, 2016, we made two immaterial acquisitions in addition to the Broadcom Merger.
Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of May 1, 2016:
Purchased technology	$12,053	$(1,489)	$10,564
Customer and distributor relationships	4,401	(857)	3,544
Backlog	848	(473)	375
Trade names	528	(57)	471
Other	66	(3)	63
Intangible assets subject to amortization	17,896	(2,879)	15,017
IPR&D	1,927	—	1,927
Total	$19,823	$(2,879)	$16,944

As of November 1, 2015:
Purchased technology	$2,918	$(1,165)	$1,753
Customer and distributor relationships	1,702	(459)	1,243
Trade names	178	(41)	137
Other	120	(101)	19
Intangible assets subject to amortization	4,918	(1,766)	3,152
IPR&D	125	—	125
Total	$5,043	$(1,766)	$3,277

During the two fiscal quarters ended May 1, 2016, we reclassified $141 million of IPR&D to purchased technology and wrote off $26 million to restructuring, impairment and disposal charges for certain IPR&D projects which were abandoned as a result of the Broadcom Merger.
Based on the amount of intangible assets subject to amortization at May 1, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year:
2016 (remainder)	$1,510
2017	4,159
2018	2,771
2019	2,014
2020	1,658
2021	1,327
Thereafter	1,578
Total	$15,017
The weighted-average amortization periods remaining by intangible asset category as of May 1, 2016 were as follows (in years):

Amortizable intangible assets:
Purchased technology	6
Customer and distributor relationships	3
Trade name	14
Other	16
Backlog is expected to be fully amortized by the end of the fiscal quarter ending July 31, 2016.
5. Earnings (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares by the weighted-average number of our ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares and noncontrolling interest by the weighted-average number of our ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money share options, RSUs and employee share purchase rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards) for all periods presented. Diluted shares outstanding also include the Partnership REUs for the fiscal quarter and two fiscal quarters ended May 1, 2016, and the 2.0% Convertible Senior Notes due 2021 issued by Avago, or the Convertible Notes, for the fiscal quarter and two fiscal quarters ended May 3, 2015.
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
The dilutive effect of the Partnership REUs is calculated using the if-converted method. The if-converted method assumes that the Partnership REUs were converted at the beginning of the reporting period.
The dilutive effect of the Convertible Notes was calculated using the treasury stock method based on our assumption that the Convertible Notes would be settled in cash. The treasury stock method assumed that the carrying value of the Convertible Notes represented proceeds, since settlement of the Convertible Notes tendered for conversion could be settled with cash, Avago ordinary shares or a combination of both at Avago’s option.
During the third quarter of fiscal year 2015, the Convertible Notes were converted in full and settled with a combination of cash and the issuance of 13.8 million Avago ordinary shares. The incremental Avago ordinary shares attributable to the conversion were a component of diluted shares for the period prior to settlement and a component of basic weighted-average shares outstanding subsequent to the conversion.
Diluted net income (loss) per share for the fiscal quarter and two fiscal quarters ended May 1, 2016 excluded the potentially dilutive effect of weighted-average outstanding equity awards to acquire 12 million ordinary shares in each period as their effect was antidilutive. There were no material antidilutive equity awards for the fiscal quarter or two fiscal quarters ended May 3, 2015.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Numerator - Basic:
Income (loss) from continuing operations	$(1,217)	$339	$(840)	$677
Less: Loss from continuing operations attributable to noncontrolling interest	(67)	—	(67)	—
Income (loss) from continuing operations attributable to ordinary shares	$(1,150)	$339	$(773)	$677

Income (loss) from discontinued operations, net of income taxes	$(38)	$5	$(38)	$18
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	(2)	—	(2)	—
Income (loss) from discontinued operations, net of income taxes, attributable to ordinary shares	$(36)	$5	$(36)	$18

Net income (loss) attributable to ordinary shares	$(1,186)	$344	$(809)	$695

Numerator - Diluted:
Income (loss) from continuing operations	$(1,217)	$339	$(840)	$677
Income (loss) from discontinued operations, net of income taxes	(38)	5	(38)	18
Net income (loss)	$(1,255)	$344	$(878)	$695

Denominator:
Weighted-average ordinary shares outstanding - basic	392	258	335	257
Dilutive effect of equity awards	—	13	—	12
Dilutive effect of Convertible Notes	—	13	—	12
Exchange of noncontrolling interest for ordinary shares	23	—	11	—
Weighted-average ordinary shares outstanding - diluted	415	284	346	281

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(2.93)	$1.31	$(2.31)	$2.63
Income (loss) per share from discontinued operations, net of income taxes	(0.09)	0.02	(0.10)	0.07
Net income (loss) per share	$(3.02)	$1.33	$(2.41)	$2.70

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(2.93)	$1.19	$(2.43)	$2.41
Income (loss) per share from discontinued operations, net of income taxes	(0.09)	0.02	(0.11)	0.06
Net income (loss) per share	$(3.02)	$1.21	$(2.54)	$2.47
6. Borrowings
2016 Term Loans and Revolving Credit Facility
In connection with the completion of the Broadcom Merger, on February 1, 2016, three Broadcom subsidiaries, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into a collateralized credit agreement, or the 2016 Credit Agreement. The 2016 Credit Agreement provides for a Term A loan facility in the aggregate principal amount of $4,400 million, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, equivalent to $978 million as of February 1, 2016, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan, and Term B-1 Euro Loan, referred to as the 2016 Term Loans. The 2016 Credit Agreement also provides for a revolving credit facility, or the 2016 Revolving Credit Facility, that permits us to borrow from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. Our obligations under the 2016 Credit Agreement are guaranteed by certain of our subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of each Guarantor. The 2016 Term Loans were fully drawn at the time of, and the proceeds used to fund, in part, the completion of the Broadcom Merger.
The 2016 Credit Agreement includes (i) a financial covenant that requires a first lien leverage ratio of less than 3.9:1; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. We were in compliance with all of the covenants described in the 2016 Credit Agreement as of May 1, 2016. In addition, subject to certain conditions and availability of commitments, we have the ability to increase the aggregate 2016 Term Loans and/or 2016 Revolving Credit Facility. The 2016 Term Loans under the 2016 Credit Agreement bear interest at floating rates.
Borrowings under the 2016 Credit Agreement principally represent a modification of debt and a partial extinguishment of debt outstanding under the 2014 Credit Agreement as defined below. Unamortized debt issuance costs and debt discount from the 2014 Credit Agreement related to the modification will be amortized over the term of the 2016 Credit Agreement. We recognized $106 million of third-party financing costs related to the 2016 Credit Agreement immediately in interest expense in connection with the modification of debt. We also recognized $34 million in loss on extinguishment of debt in the condensed consolidated statements of operations.
During the fiscal quarter ended May 1, 2016, we made a principal prepayment of €350 million of the Term B-1 Euro Loan and fully repaid the $500 million Term B-2 Loan, partially funded with $325 million of additional Term A Loan borrowings. As a result, we wrote-off $19 million of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.
As of May 1, 2016, there were no borrowings outstanding under the 2016 Revolving Credit Facility or any material outstanding letters of credit. As of May 1, 2016, the unamortized debt issuance costs and discount related to the 2016 Revolving Credit Facility were $10 million and were included in other long-term assets on the condensed consolidated balance sheet.
During the fiscal quarter ended May 1, 2016, the accretion of discount and amortization of debt issuance costs related to the 2016 Term Loans and 2016 Revolving Credit Facility were $13 million and were included in interest expense in the condensed consolidated statements of operations.
In connection with the 2016 Credit Agreement, we purchased forward exchange contracts with a notional amount of €600 million, to hedge a portion of the foreign currency exchange risk on the principal repayment of the Term B-1 Euro Loan. Upon the €350 million prepayment mentioned above, we settled €300 million of the forward exchange contracts. As of May 1, 2016, we have outstanding forward exchange contracts with a notional amount of €300 million, with an approximate fair value of $19 million. These foreign exchange contracts were not designated as hedges for accounting purposes.
The following table presents the details of the 2016 Term Loans:

	May 1, 2016
	Interest Rate	Effective Interest Rate	Amount (in millions)
Term A Loan due February 2021	2.18%	2.47%	$4,725
Term B-1 Loan due February 2023	4.25	4.56	9,750
Term B-1 Euro Loan due February 2023	4.25	4.59	631
Unaccreted discount and unamortized debt issuance costs			(237)
Carrying value of 2016 Term Loans			$14,869

Senior Notes
As a result of the Broadcom Merger, we assumed $1,614 million of BRCM’s outstanding senior notes at fair value on the Acquisition Date. During the fiscal quarter ended May 1, 2016, we repaid $1,475 million of the assumed senior notes. The following table presents the details of the outstanding senior unsecured notes, or the Senior Notes, at the end of the second fiscal quarter:

	May 1, 2016
	Interest Rate	Effective Interest Rate	Amount (in millions)
Fixed rate notes due November 2018	2.70%	2.70%	$117
Fixed rate notes due August 2022	2.50	2.50	9
Fixed rate notes due August 2024	3.50	3.50	7
Fixed rate notes due August 2034	4.50	4.50	6
Carrying value of Senior Notes			$139
2014 Term Loans and Revolving Credit Facility
During our third quarter of fiscal year 2014, certain of Avago’s subsidiaries entered into a collateralized credit agreement with the lenders named therein, or the 2014 Credit Agreement. The 2014 Credit Agreement provided for a term loan facility of $4,600 million, or the 2014 Term Loans, and a revolving credit facility, or the 2014 Revolving Credit Facility, which permitted certain of Avago’s subsidiaries to borrow up to $500 million.
Simultaneously with entering into the 2016 Credit Agreement, we repaid in full the amounts outstanding under the 2014 Credit Agreement and terminated the 2014 Credit Agreement.
Amortization of debt issuance costs related to the 2014 Term Loans and 2014 Revolving Credit Facility was $4 million in the two fiscal quarters ended May 1, 2016 and $4 million and $8 million in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, and were included in interest expense in the condensed consolidated statements of operations.
Convertible Senior Notes
In May 2014, Avago completed a private placement of its Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. During fiscal year 2015, the Purchasers converted all of the Convertible Notes that they held in exchange for cash and Avago ordinary shares. During the fiscal quarter and two fiscal quarters ended May 3, 2015, we recognized interest expense of $8 million and $16 million, respectively, related to the coupon interest and accretion of debt discount.
Fair Value of Debt
As of May 1, 2016, the estimated fair values of the 2016 Term Loans and the Senior Notes approximate their carrying values. The fair value of our 2016 Term Loans is determined using inputs based on discounted cash flow models with observable market inputs and takes into consideration variables such as interest rate changes, comparable instruments, and credit-rating changes and, therefore, is classified as Level 2. The fair value of the Senior Notes is classified as Level 2 as we use quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding 2016 Term Loans and Senior Notes as of May 1, 2016 were as follows (in millions):

Fiscal Year
2016 (remainder)	$172
2017	344
2018	344
2019	579
2020	2,116
2021	1,880
Thereafter	9,810
Total	$15,245

7. Shareholders’ Equity
For the period from November 2, 2015 to January 31, 2016, our shareholders’ equity reflected Avago’s outstanding ordinary shares, all of which were publicly traded on the NASDAQ stock market. As a result of the Broadcom Transaction, our ownership interest changed. Pursuant to the Avago Scheme, we issued 278 million ordinary shares to holders of Avago ordinary shares and issued 112 million ordinary shares to former BRCM shareholders pursuant to the Broadcom Merger. Consequently, the number of our ordinary shares outstanding increased from 278 million Avago ordinary shares on January 31, 2016 to 390 million Broadcom ordinary shares on February 1, 2016. Both Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership, and Broadcom is the sole general partner of the Partnership. As a result, the carrying amount of equity attributable to Broadcom was adjusted to reflect the change in our ownership interest of our subsidiaries. Additionally, we reflect the noncontrolling interest in our shareholders’ equity, which represents the interest of the holders of the Partnership REUs, as further discussed below.
In connection with the Broadcom Merger, we also issued 23 million non-economic voting preference shares, or the Special Voting Shares, which is equal to the number of Partnership REUs. The Special Voting Shares were issued to a voting trustee pursuant to a Voting Trust Agreement dated February 1, 2016, between us, the Partnership and the voting trustee, or the Voting Trust Agreement.
Noncontrolling Interest
Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable to us. As of May 1, 2016, the limited partners of the Partnership held a noncontrolling interest of approximately 5.5% in the Partnership through their ownership of 23 million Partnership REUs, issued to former BRCM shareholders pursuant to the Broadcom Merger.
Pursuant to the terms of the Amended and Restated Exempted Limited Partnership Agreement, or the Partnership Agreement, each Partnership REU is entitled to distributions from the Partnership in an amount equal to any dividends or distributions that we declare and pay with respect to our ordinary shares. In addition, each holder of a Partnership REU is entitled to vote with respect to matters on which holders of our ordinary shares are entitled to vote by directing the voting trustee to vote one Special Voting Share for each Partnership REU they hold, pursuant to the Voting Trust Agreement. After the first anniversary of the Acquisition Date, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, a holder of Partnership REUs will have the right to require the Partnership to repurchase any or all of the holder’s Partnership REUs in consideration for, as determined by us in our sole discretion, either one Broadcom ordinary share for each Partnership REU submitted for repurchase or a cash amount as determined under the Partnership Agreement.
We adjust the net income (loss) in our condensed consolidated statement of operations to exclude the noncontrolling interest’s proportionate share of the results. Also, we present the proportionate share of equity attributable to the noncontrolling interest as a separate component of shareholders’ equity within our condensed consolidated balance sheet and statement of shareholders’ equity.
Dividends/Distributions
Broadcom paid cash dividends of $0.49 and $0.38 per ordinary share, or $193 million and $99 million, during the fiscal quarters ended May 1, 2016 and May 3, 2015, respectively. Broadcom paid cash dividends of $0.93 and $0.73 per ordinary share, or $315 million and $188 million, during the two fiscal quarters ended May 1, 2016 and May 3, 2015, respectively.
The Partnership paid a cash distribution of $193 million to Broadcom, as General Partner, and a distribution of $0.49 per Partnership REU, or $11 million, to its limited partners during the fiscal quarter ended May 1, 2016, in accordance with the Partnership Agreement.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Cost of products sold	$13	$6	$19	$12
Research and development	122	27	150	46
Selling, general and administrative	51	24	74	48
Total share-based compensation expense (a)	$186	$57	$243	$106
_________________________________
(a) Does not include $12 million of share-based compensation related to discontinued operations recognized during the fiscal quarter and two fiscal quarters ended May 1, 2016, which was included in income (loss) from discontinued operations in our condensed consolidated statements of operations.
The fair values of our time-based share options and ESPP purchase rights were estimated using the Black-Scholes option pricing model. The fair value of time-based RSUs was estimated using the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our ordinary shares prior to vesting. Certain equity awards granted during the fiscal quarter and two fiscal quarters ended May 1, 2016 and May 3, 2015 included both time-based and market-based conditions. The fair value of market-based awards was estimated using Monte Carlo simulation techniques.
In connection with the Broadcom Merger, we assumed RSUs originally granted by BRCM. Share-based compensation expense reported in continuing operations in the fiscal quarter and two fiscal quarters ended May 1, 2016 included $83 million related to the assumed BRCM RSUs.
The following tables summarize the weighted-average assumptions utilized for our ESPP purchase rights and market-based awards granted for the periods presented:

	ESPP Purchase Rights
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Risk-free interest rate	0.5%	0.2%	0.4%	0.1%
Dividend yield	1.3%	1.2%	1.3%	1.3%
Volatility	39.0%	37.0%	40.0%	32.0%
Expected term (in years)	0.5	0.5	0.5	0.5

	Market-Based Awards
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Risk-free interest rate	1.3%	1.3%	1.3%	1.4%
Dividend yield	1.3%	1.2%	1.3%	1.2%
Volatility	35.0%	35.0%	35.0%	36.0%
Expected term (in years)	4.0	4.0	4.0	4.5
The risk-free interest rate was derived from the average U.S. Treasury Strips rate during the period, which approximated the rate in effect at the time of grant.
The dividend yields were based on the historical and expected dividend payouts as of the respective award grant dates.
Expected volatility was based on our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date.
The expected term of market-based share options valued using Monte Carlo simulation techniques was based upon the vesting dates forecasted by the simulation and then assuming that share options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration. The expected term of market-based RSUs valued using Monte Carlo simulation techniques was commensurate with the awards’ contractual terms.
The total unrecognized compensation cost of time and market-based share options granted but not yet vested as of May 1, 2016 was $91 million, which is expected to be recognized over the remaining weighted-average service period of 1.9 years. Total unrecognized compensation cost related to the ESPP purchase rights as of May 1, 2016 was $13 million, which is expected to be recognized over the remaining four months of the current ESPP offering period. Total unrecognized compensation cost related to unvested time and market-based RSUs as of May 1, 2016 was $2,150 million, which is expected to be recognized over the remaining weighted-average service period of 3.3 years.
Equity Incentive Award Plans
A summary of share option activity related to our equity incentive award plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 1, 2015	21	$47.92
Exercised	(4)	42.95
Cancelled	(1)	50.79
Balance as of May 1, 2016	16	48.91	4.22	$1,597
Fully vested as of May 1, 2016	9	40.83	3.79	943
Fully vested and expected to vest as of May 1, 2016	16	48.62	4.20	1,567
The total intrinsic values of share options exercised during the fiscal quarter and two fiscal quarters ended May 1, 2016 were $224 million and $391 million, respectively. The total intrinsic values of share options exercised during the fiscal quarter and two fiscal quarters ended May 3, 2015 were $202 million and $334 million, respectively.
A summary of RSU activity related to our equity incentive award plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of November 1, 2015	5	$95.17
Assumed in Broadcom Merger	6	135.58
Granted	11	138.94
Vested	(2)	109.29
Forfeited	(1)	121.80
Balance as of May 1, 2016	19	130.42	1.95
8. Income Taxes
For the fiscal quarter and two fiscal quarters ended May 1, 2016, our income tax benefit was $99 million and $82 million, respectively, compared to an income tax provision of $25 million and $38 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively. The income tax benefits in the 2016 periods are a result of the loss from continuing operations partially offset by a net discrete expense for both fiscal periods, as discussed below.
In connection with the Broadcom Merger, $10,051 million of net deferred tax liabilities were established on the acquired identifiable intangible assets and on the excess of book basis over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested. Upon finalization of our combined company legal structure, additional adjustments to our net deferred taxes may be required, provided we are within the measurement period, and we continue to collect information.
Starting the fiscal quarter ended May 1, 2016, we no longer intend to indefinitely reinvest in operations outside of Singapore. We have provided for taxes, including withholding taxes, on $1,854 million of our undistributed earnings as of November 1, 2015. We recognized $93 million of discrete expense in the fiscal quarter ended May 1, 2016.

The income tax benefit for the fiscal quarter ended May 1, 2016 included a discrete benefit of $19 million from the release of California state valuation allowance as a result of the Broadcom Merger.
The income tax benefit for the fiscal quarter and two fiscal quarters ended May 1, 2016 included a benefit from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods of $1 million and $5 million, respectively, compared to $5 million and $9 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively.
The income tax provision for the two fiscal quarters ended May 1, 2016 also included a discrete benefit of $13 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2015 to November 1, 2015, compared to $15 million for the two fiscal quarters ended May 3, 2015, from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to November 2, 2014.
Unrecognized Tax Benefits
During the two fiscal quarters ended May 1, 2016, gross unrecognized tax benefits increased by $1,286 million, net of $5 million of releases due to the lapse of various statute of limitations. The balance of gross unrecognized tax benefits was $1,864 million as of May 1, 2016. The increase in the gross unrecognized tax benefits was primarily a result of the Broadcom Merger. Uncertain tax positions assumed in connection with the Broadcom Merger are initially estimated as of the Acquisition Date. We continue to reevaluate these items with any adjustments to our preliminary estimates recognized in goodwill, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of May 1, 2016 and November 1, 2015, the combined amount of cumulative accrued interest and penalties was approximately $99 million and $43 million, respectively. The increase in cumulative accrued interest and penalties was primarily a result of the Broadcom Merger.
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of May 1, 2016, and November 1, 2015, approximately $1,963 million and $615 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved. During the two fiscal quarters ended May 1, 2016, we recognized $5 million of previously unrecognized tax benefits as a result of the expiration of the relevant statute of limitations for certain audit periods.
We are subject to Singapore income tax examinations for the years ended October 31, 2011 and later. Our acquired companies are subject to tax examinations in major jurisdictions outside Singapore for fiscal years 2005 and later. We believe it is possible that we may recognize up to $7 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods.
9. Segment Information
Reportable Segments
We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other. These segments align with our principal target markets. The segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.
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
Unallocated Expenses
Unallocated expenses include amortization of intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, including charges related to inventory step-up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs also include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

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
The following tables present our net revenue and operating income (loss) by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net revenue:
Wired infrastructure	$2,060	$382	$2,446	$729
Wireless communications	792	576	1,370	1,240
Enterprise storage	525	467	1,203	953
Industrial & other	164	189	293	327
Total net revenue	$3,541	$1,614	$5,312	$3,249

Operating income (loss):
Wired infrastructure	$819	$120	$954	$215
Wireless communications	181	264	446	586
Enterprise storage	217	177	526	363
Industrial & other	91	109	154	165
Unallocated expenses	(2,309)	(252)	(2,606)	(510)
Total operating income (loss)	$(1,001)	$418	$(526)	$819
Significant Customer Information
We sell our products primarily through our direct sales force, distributors and manufacturers’ representatives. One direct customer accounted for 11% and 33% of our net accounts receivable balance at May 1, 2016 and November 1, 2015, respectively. During the fiscal quarter and two fiscal quarters ended May 1, 2016, one direct customer represented 11% and 12% of our net revenue, respectively. During the fiscal quarter and two fiscal quarters ended May 3, 2015, one direct customer represented 21% and 24% of our net revenue, respectively. The majority of the revenue from this customer was included in our wired infrastructure and wireless communications segments for the fiscal year 2016 periods and the wireless communications segment for the fiscal year 2015 periods.
10. Related Party Transactions
2.0% Convertible Senior Notes
In May 2014, Avago completed a private placement of its Convertible Notes to two entities affiliated with Silver Lake, or the Purchasers, of which Kenneth Hao, one of our directors, is a Managing Partner and Managing Director. During fiscal year 2015, the Purchasers converted all of the outstanding Convertible Notes in exchange for $1,000 million in cash and 13.8 million Avago ordinary shares.
Other
During the fiscal quarter and two fiscal quarters ended May 1, 2016 and May 3, 2015, in the ordinary course of business, we purchased from, or sold to, several entities which are affiliated with one of our directors. We also made purchases from Silicon Manufacturing Partners Pte. Ltd., our joint venture with GlobalFoundries.
The following tables summarize the transactions and balances with our related parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Total net revenue	$90	$48	$129	$91
Total costs and expenses including inventory purchases	24	27	37	47

	May 1, 2016	November 1, 2015
Total receivables	$19	$7
Total payables	6	4
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 1, 2016 (in millions):

		Fiscal Year
	Total	2016 (remainder)	2017	2018	2019	2020	2021	Thereafter
Debt principal, interest and fees	$18,595	$447	$890	$890	$1,102	$2,615	$2,311	$10,340
Purchase commitments	1,637	1,579	39	19	—	—	—	—
Other contractual commitments	304	77	110	72	37	6	2	—
Operating lease obligations	498	72	136	109	62	43	18	58
	$21,034	$2,175	$1,175	$1,090	$1,201	$2,664	$2,331	$10,398
Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2016 Credit Agreement and the Senior Notes.
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
We also make capital expenditures in connection with capacity expansion of our internal fabrication facility in Fort Collins, Colorado, as well as construction at our new campuses in Orange County, California and San Jose, California. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $242 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of May 1, 2016.
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other service agreements.
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at May 1, 2016, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $842 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of May 1, 2016 have been excluded from the contractual obligations table above.
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
Lawsuits Relating to Tessera Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc. and Invensas Corporation filed a complaint with the U.S. International Trade Commission, or the U.S. ITC, alleging infringement by Broadcom, BRCM, Avago and Avago Technologies U.S. Inc. of three U.S. patents, or the U.S. ITC patents-at-issue, allegedly relating to semiconductor packaging and semiconductor manufacturing technologies. The proposed respondents also include Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC. The complaint requests institution of an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The requested relief includes (1) a permanent limited exclusion order excluding from entry into the U.S. all of the proposed respondents' semiconductor devices, semiconductor device packages and products containing the same that infringe one or more of the U.S. ITC patents-at-issue and (2) a permanent cease and desist order prohibiting the proposed respondents and related companies from at least importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the proposed respondents' semiconductor devices, semiconductor device packages and products containing the same that infringe one or more of the U.S. ITC patents-at-issue. The U.S. ITC is expected to decide whether to institute an investigation by approximately June 23, 2016.
On May 23, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00379, alleging infringement of the U.S. ITC patents-at-issue. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Invensas Corporation filed a Writ of Summons against Broadcom, BRCM, Broadcom Netherlands B.V. and Broadcom Communications Netherlands B.V. in the Hague District Court in the Netherlands, alleging infringement of a single European patent that is a counterpart to the U.S. ITC patents-at-issue, or the European patent-at-issue. The named defendants also include EBV Elektronik GmbH, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. The requested relief includes a cease-and-desist order and damages in an unspecified amount.
On May 23, 2016, Tessera, Inc. and Tessera Advanced Technologies, Inc. also filed a complaint against Broadcom Corporation in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00380, alleging infringement of four additional U.S. patents allegedly relating to semiconductor packaging, semiconductor manufacturing and circuit technologies. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
We intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of BRCM
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the State Actions). The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 14-a9.
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
On January 15, 2016, lead plaintiffs in the Federal Actions filed a Second Amended Consolidated Class Action Complaint, or the Federal Consolidated Compliant, which names as defendants, among other parties, members of BRCM’s board of directors and Avago, and alleges breaches of fiduciary duties and aiding and abetting those alleged breaches, as well as violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
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
12. Restructuring, Impairment and Disposal Charges
Restructuring Charges
In the fiscal quarter ended May 1, 2016, we began the implementation of cost reduction activities associated with the Broadcom Merger. In connection with these activities, we currently expect to eliminate approximately 1,900 positions from our workforce across all business and functional areas on a global basis. Management is in the process of further evaluating the resources and business needs of the combined entities. As a result, we may eliminate additional positions and incur additional restructuring costs related to these cost reduction activities.
During the fiscal quarter and two fiscal quarters ended May 1, 2016, we recognized $297 million and $307 million, respectively, of restructuring costs primarily related to employee termination costs associated with the Broadcom Merger, and $11 million and $27 million during the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively.

The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the two fiscal quarters ended May 1, 2016 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 1, 2015	$13	$13	$26
Liabilities assumed from acquisition	2	13	15
Restructuring charges (a)	307	4	311
Utilization	(193)	(14)	(207)
Balance as of May 1, 2016 (b)	$129	$16	$145
_________________________________
(a) Includes $4 million of restructuring expense related to discontinued operations recognized during the two fiscal quarters ended May 1, 2016, which was included in income (loss) from discontinued operations in our condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid by the second quarter of fiscal year 2018. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2019.
Impairment and Disposal Charges
During the fiscal quarter and two fiscal quarters ended May 1, 2016, we recorded impairment charges of $20 million and $26 million, respectively, for IPR&D related to our wireless communications segment and enterprise storage segment, which were abandoned as a result of the Broadcom Merger.
In addition, during the fiscal quarter and two fiscal quarters ended May 1, 2016, we recorded losses on disposal of $2 million and $18 million, respectively, primarily related to the sale of certain fiber optics subsystem manufacturing and related assets.
13. Subsequent Events
Cash Dividends/Distribution Declared
On June 1, 2016, the Board declared an interim cash dividend of $0.50 per Broadcom ordinary share, payable on June 30, 2016 to shareholders of record at the close of business (Eastern Time) on June 17, 2016, or the Broadcom Dividend.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $0.50 distribution per Partnership REU, payable on June 30, 2016, to limited partners of record at the close of business (Eastern Time) on June 17, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 1, 2015, or fiscal year 2015, included in the Annual Report on Form 10-K for fiscal year 2015, or 2015 Annual Report on Form 10-K of Avago Technologies Limited, or Avago. Financial information and results of operations presented in this Form 10-Q for periods prior to February 1, 2016 relate to Avago, our predecessor, and relate to Broadcom Limited for the period after February 1, 2016, the date of completion of our acquisition of Broadcom Corporation, or BRCM, and Avago, or the Acquisition Date. Similarly, references to “Broadcom,” “we,” “our” and “us” are to Broadcom Limited and its consolidated subsidiaries, from and after the Acquisition Date and, prior to that time, to our predecessor, Avago, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities; statements about (i) the expected benefits of our acquisition of BRCM, (ii) our plans, objectives and intentions with respect to future operations and products, (iii) our competitive position and opportunities, and (iv) the impact of the transaction on the market for our products; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property, or IP, rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that we will achieve the expected benefits of our acquisition of BRCM or our other acquisitions, product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Broadcom is the successor to Avago Technologies Limited, or Avago. We are a leading designer, developer and global supplier of a broad range of analog and digital semiconductor connectivity solutions with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products such as data center networking, home connectivity, broadband access, telecommunications equipment, smartphones and base stations, data center servers and storage, factory automation, power generation and alternative energy systems, and electronic displays. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets. Avago historically operated in these same four reportable segments.
Recent Developments and Highlights
On February 1, 2016, pursuant to the Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom, Avago, BRCM, Broadcom Cayman L.P., a subsidiary of Broadcom, or the Partnership, and certain other subsidiaries of Broadcom, (i) Broadcom acquired Avago pursuant to a Scheme of Arrangement, or Avago Scheme, under Singapore law in accordance with Section 210 of the Companies Act (Chapter 50) of Singapore, and (ii) thereafter, two subsidiaries of Broadcom merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger. Following the consummation of the Avago Scheme and the Broadcom Merger, or the Broadcom Transaction, each of Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership.
Pursuant to the Avago Scheme, all of the ordinary shares in the capital of Avago issued and outstanding immediately prior to the effectiveness of the Avago Scheme were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom.
Pursuant to the terms of the Broadcom Agreement, BRCM shareholders received, in aggregate, approximately $16,798 million in cash, 112 million of our ordinary shares and 23 million restricted exchangeable partnership units in the Partnership, or Partnership REUs, in exchange for all shares of BRCM common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Broadcom Merger. We also assumed unvested restricted stock unit awards, or RSUs, originally granted by BRCM and converted them into 6 million of our RSUs.
The aggregate consideration for the Broadcom Merger was approximately $35,706 million. We funded the cash portion of the Broadcom Merger with net proceeds from the issuance of $15,628 million in term loans under a new collateralized credit facility, or the 2016 Credit Agreement, we entered into at the time of closing of the Broadcom Merger, which is discussed in more detail under “Indebtedness” below, as well as cash on hand of the combined companies. The financial results provided in this Form 10-Q include the results of operations of BRCM commencing as of the Acquisition Date.
In the fiscal quarter ended May 1, 2016, our Board of Directors, or the Board, approved the implementation of cost reduction activities associated with the Broadcom Merger. We recorded $318 million and $327 million in restructuring, impairment, and disposal charges related to the Broadcom Merger during the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. In connection with this action, we expect to eliminate approximately 1,900 positions from our workforce across all business and functional areas on a global basis.
In addition to the Broadcom Transaction above, and discussed in further detail elsewhere in the Form 10-Q, highlights during the two fiscal quarters ended May 1, 2016 include the following:

•	Our cash and cash equivalents were $2,041 million at May 1, 2016, compared with $1,822 million at November 1, 2015.

•	We generated $1,096 million of cash from operations during the two fiscal quarters ended May 1, 2016.

•
We paid aggregate cash dividends on our ordinary shares of $315 million, and the Partnership made aggregate distributions of $11 million on its Partnership REUs during the two fiscal quarters ended May 1, 2016.

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
There were no significant changes in our critical accounting policies during the two fiscal quarters ended May 1, 2016 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Avago’s 2015 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 1, 2016 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 3, 2015

	Fiscal Quarter Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$3,541	$1,614	100%	100%
Cost of products sold:
Cost of products sold	1,437	654	40	41
Purchase accounting effect on inventory	828	—	23	—
Amortization of intangible assets	198	113	6	7
Restructuring charges	32	1	1	—
Total cost of products sold	2,495	768	70	48
Gross margin	1,046	846	30	52
Research and development	787	251	22	15
Selling, general and administrative	238	108	7	7
Amortization of intangible assets	735	59	21	3
Restructuring, impairment and disposal charges	287	10	8	1
Total operating expenses	2,047	428	58	26
Operating income (loss)	$(1,001)	$418	(28)%	26%

	Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$5,312	$3,249	100%	100%
Cost of products sold:
Cost of products sold	2,136	1,344	40	42
Purchase accounting effect on inventory	828	4	16	—
Amortization of intangible assets	328	226	6	7
Restructuring charges	33	3	1	—
Total cost of products sold	3,325	1,577	63	49
Gross margin	1,987	1,672	37	51
Research and development	1,054	486	20	15
Selling, general and administrative	352	225	6	7
Amortization of intangible assets	789	118	15	3
Restructuring, impairment and disposal charges	318	24	6	1
Total operating expenses	2,513	853	47	26
Operating income (loss)	$(526)	$819	(10)%	25%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, has varied from fiscal quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies, including Hon Hai Precision Industries, or Foxconn, accounted for 11% and

12% of our net revenue during the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. Foxconn accounted for 21% and 24% of our net revenue during the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes, including Foxconn, accounted for more than 10% of our net revenue for the fiscal quarter and two fiscal quarters ended May 1, 2016.
Our top five direct customers collectively account for a significant portion of our total net revenue. For the fiscal quarter ended May 1, 2016, our top five direct customers collectively accounted for 33% of our net revenue and included two distributors. For the two fiscal quarters ended May 1, 2016, our top five direct customers collectively accounted for 31% of our net revenue and included one distributor.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be magnified by the launches of, and seasonal variations in, sales of mobile handsets, as well as changes in the overall economic environment.
In recent years, between 45% and 55% of our net revenue has come from sales to distributors, original equipment manufacturers, or OEMs, or contract manufacturers located in China. However, the end-customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end-customers located in China.
The following tables set forth net revenue by segment for the fiscal quarters and two fiscal quarters ended May 1, 2016 and May 3, 2015 (in millions, except for percentages):

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue	May 1, 2016	May 3, 2015	$ Change	% Change	May 1, 2016	May 3, 2015	$ Change	% Change
Wired infrastructure	$2,060	$382	$1,678	439%	$2,446	$729	$1,717	236%
Wireless communications	792	576	216	38	1,370	1,240	130	10
Enterprise storage	525	467	58	12	1,203	953	250	26
Industrial & other	164	189	(25)	(13)	293	327	(34)	(10)
Total net revenue	$3,541	$1,614	$1,927	119	$5,312	$3,249	$2,063	63

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
% of Net Revenue	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Wired infrastructure	58%	23%	46%	23%
Wireless communications	22	36	26	38
Enterprise storage	15	29	23	29
Industrial & other	5	12	5	10
Total net revenue	100%	100%	100%	100%
Fiscal quarter and two fiscal quarters ended May 1, 2016 compared to corresponding prior year periods. Net revenue from our wired infrastructure segment increased primarily due to the contributions from acquired BRCM products since February 1, 2016. Net revenue from our wireless communications segment increased primarily due to contributions from acquired BRCM wireless connectivity and related products since February 1, 2016, partially offset by a decrease in demand for our radio frequency, or RF, components from a key North American smartphone customer, as a result of a decline in demand due in part to their typical product lifecycle. Net revenue from our enterprise storage segment increased primarily due to contributions from the Emulex business acquired by us in May 2015. Increased sales of our pre-amp components and data controller products also contributed to the increase of net revenue from our enterprise storage segment for the two fiscal quarters ended May 1, 2016. Net revenue from our industrial & other segment decreased primarily due to a reduction in IP licensing revenue. Our net revenue for the fiscal quarter and two fiscal quarters ended May 1, 2016 included $120 million and $202 million, respectively, from development arrangements and sales and licensing of IP, compared to $94 million and $146 million in the corresponding prior year fiscal periods. Net revenue from development arrangements primarily benefited our wired infrastructure segment and net revenue from our sales and licensing of IP primarily benefited our industrial & other segment.

Gross Margin
Gross margin was $1,046 million for the fiscal quarter ended May 1, 2016 compared to $846 million for the fiscal quarter ended May 3, 2015. This $200 million increase was primarily due to contributions from the acquired BRCM businesses since February 1, 2016. As a percentage of net revenue, gross margin was 30% and 52% for the fiscal quarters ended May 1, 2016 and May 3, 2015, respectively. Gross margin was $1,987 million for the two fiscal quarters ended May 1, 2016 compared to $1,672 million for the two fiscal quarters ended May 3, 2015. This $315 million increase was due to contributions from the acquired BRCM businesses since February 1, 2016 and from our enterprise storage segment primarily due to contributions from the Emulex business acquired by us in May 2015. As a percentage of net revenue, gross margin was 37% and 51% for the two fiscal quarters ended May 1, 2016 and May 3, 2015, respectively. The 22% and 14% decreases in gross margin as a percentage of net revenue for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively, compared to the same periods in the prior year, are largely due to $828 million of costs resulting from the step-up of inventory to fair value and the increase in amortization of intangible assets associated with the Broadcom Merger.
Research and Development Expense
Research and development expense increased $536 million, or 214%, for the fiscal quarter ended May 1, 2016 compared to the fiscal quarter ended May 3, 2015. Research and development expense increased $568 million, or 117%, for the two fiscal quarters ended May 1, 2016 compared to the two fiscal quarters ended May 3, 2015. Research and development expense as a percentage of net revenue was 22% for the fiscal quarter ended May 1, 2016 compared to 15% for the fiscal quarter ended May 3, 2015. Research and development expense as a percentage of net revenue was 20% for the two fiscal quarters ended May 1, 2016 compared to 15% for the two fiscal quarters ended May 3, 2015. The overall increase in research and development expense dollars and as a percentage of net revenue for the fiscal quarter and two fiscal quarters ended May 1, 2016 was primarily due to the acquisition of BRCM. Share-based compensation increased due to RSUs assumed in, and integration-awards granted to employees acquired in, the Broadcom Merger and annual focal employee equity awards at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $130 million, or 120%, for the fiscal quarter ended May 1, 2016, compared to the fiscal quarter ended May 3, 2015. Selling, general and administrative expense increased $127 million, or 56%, for the two fiscal quarters ended May 1, 2016, compared to the two fiscal quarters ended May 3, 2015. As a percentage of net revenue, selling, general and administrative expense remained relatively flat for the fiscal quarter and two fiscal quarters ended May 1, 2016, as compared to the corresponding prior year periods. The overall increase in selling, general and administrative expense dollars for the fiscal quarter and two fiscal quarters ended May 1, 2016 was primarily due to the impact of the acquired BRCM businesses and the acquisition-related costs. Share-based compensation increased on a dollar basis due to RSUs assumed in, and integration-awards granted to employees acquired in, the Broadcom Merger.
Amortization of Intangible Assets
Total amortization of intangible assets was $933 million and $1,117 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively, compared to $172 million and $344 million, respectively, in the corresponding prior year fiscal periods. The increase in amortization expense in fiscal year 2016 was primarily attributable to an increase in amortizable intangible assets from the Broadcom Merger and, to a lesser extent, the acquisition of Emulex.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges, recognized primarily in operating expenses, were $319 million and $351 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively, compared to $11 million and $27 million, respectively, in the corresponding prior year fiscal periods, with the increase due in both cases, primarily to the Broadcom Merger. Restructuring charges were due primarily to employee termination, lease and other exit costs resulting from our acquisitions. We expect to incur substantial additional restructuring charges in future periods as a result of the Broadcom Merger and any further acquisitions that we may make in the future.
Restructuring, impairment and disposal charges for the two fiscal quarters ended May 1, 2016 also included a $26 million write-off of in-process research and development projects related to the Broadcom Merger and a $16 million loss related to the disposal of certain fiber optics subsystem manufacturing and related assets.

Segment Operating Results
The following tables set forth operating income by segment for the fiscal quarters and two fiscal quarters ended May 1, 2016 and May 3, 2015 (in millions, except for percentages):

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income	May 1, 2016	May 3, 2015	Change	% Change	May 1, 2016	May 3, 2015	Change	% Change
Wired infrastructure	$819	$120	$699	583%	$954	$215	$739	344%
Wireless communications	181	264	(83)	(31)	446	586	(140)	(24)
Enterprise storage	217	177	40	23	526	363	163	45
Industrial & other	91	109	(18)	(17)	154	165	(11)	(7)
Unallocated expenses	(2,309)	(252)	(2,057)	816	(2,606)	(510)	(2,096)	411
Total operating income (loss)	$(1,001)	$418	$(1,419)	(339)	$(526)	$819	$(1,345)	(164)
Fiscal quarter and two fiscal quarters ended May 1, 2016 compared to corresponding prior year periods. Operating income from our wired infrastructure segment increased primarily due to contributions from the acquired BRCM wired products. Operating income from our wireless communications segment decreased primarily due to a decrease in demand for our RF components from a key North American smartphone customer, partially offset by contributions from the BRCM wireless connectivity products. Operating income from our enterprise storage segment increased primarily due to higher revenue and gross margin improvement partially offset by a slight increase in research and development expense, in each case due to the impact of the Emulex acquisition. Operating income from our industrial & other segment decreased primarily due to lower IP licensing revenue.
Unallocated expenses include amortization of intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, including charges related to the step-up of inventory to fair value, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 816% and 411% in the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively, compared with the corresponding prior fiscal year periods, primarily due to higher operating expenses related to increases in charges related to the step-up of inventory to fair value, amortization of intangible assets, restructuring, impairment and disposal charges, and costs incurred in each case in connection with the Broadcom Merger. Additionally, share-based compensation increased due to RSUs assumed in, and integration-awards granted to employees acquired in, the Broadcom Merger.
Non-Operating Income and Expenses
Interest expense. Interest expense was $256 million and $340 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively, and $53 million and $107 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively. The increase in interest expense in the fiscal year 2016 periods was primarily due to higher outstanding debt balances and associated interest rates, and expenses related to debt modification and ticking fees, in each case associated with the financing of the Broadcom Merger.
Loss on extinguishment of debt. During the fiscal quarter ended May 1, 2016, we repaid in full our 2014 Term Loans (defined below under “Indebtedness”), and made a principal prepayment of €350 million of the Term B-1 Euro Loan (defined below under “Indebtedness”) and fully repaid the $500 million Term B-2 Loan (defined below under “Indebtedness”), partially funded with $325 million of additional Term A Loan (defined below under “Indebtedness”) borrowings. These actions resulted in a write-off of debt issuance costs of $53 million for the fiscal quarter and two fiscal quarters ended May 1, 2016. In March 2015, we made a $593 million principal prepayment on our 2014 Term Loans, which resulted in a write-off of debt issuance costs of $13 million for the fiscal quarter and two fiscal quarters ended May 3, 2015. To the extent we prepay our 2016 Term Loans, we would expect a decrease in interest expense and an increase in loss on extinguishment of debt.
Other income (expense), net. Other income (expense), net was a loss of $6 million and $3 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively, and a gain of $12 million and $16 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively. This includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income (loss), net may fluctuate substantially in future periods as a result of currency exposure related to the unhedged portion of our debt denominated in Euros.
Provision for (benefit from) income taxes. For the fiscal quarter and two fiscal quarters ended May 1, 2016, we had a benefit from income taxes of $99 million and $82 million, respectively, compared to provisions of $25 million and $38 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively. The income tax benefits in the 2016 periods are a result of the loss from continuing operations partially offset by a net discrete expense for both fiscal periods, as discussed below.

In connection with the Broadcom Merger, $10,051 million net deferred tax liabilities were established on the acquired identifiable intangible assets and on the excess of book basis over the tax basis of the acquired investment in certain foreign subsidiaries that have not been indefinitely reinvested. Upon finalization of our combined company legal structure, additional adjustments to our net deferred taxes may be required, provided we are within the measurement period, and we continue to collect information.
Starting the fiscal quarter ended May 1, 2016, we no longer intend to indefinitely reinvest in operations outside of Singapore. We have provided for taxes, including withholding taxes, on $1,854 million of our undistributed earnings as of November 1, 2015. We recognized $93 million of discrete expense in the fiscal quarter ended May 1, 2016.
The income tax benefit for the fiscal quarter ended May 1, 2016 included a discrete benefit of $19 million from the release of California state valuation allowance as a result of the Broadcom Merger.
The income tax benefit for the fiscal quarter and two fiscal quarters ended May 1, 2016 included a benefit from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods of $1 million and $5 million, respectively, compared to $5 million and $9 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively.
The income tax provision for the two fiscal quarters ended May 1, 2016 also included a discrete benefit of $13 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2015 to November 1, 2015, compared to $15 million for the two fiscal quarters ended May 3, 2015, from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to November 2, 2014.
Our provision for (benefit from) income taxes in future periods is likely to be affected by the impact of internal restructuring and reorganizations, including as a result of the Broadcom Transaction.
Seasonality
Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to calendar year-end launches of new mobile handsets manufactured by our OEM customers. However, from time to time, some of our key customers may place, or may delay, large orders, often in connection with their expected new product launches. This often causes our quarterly net revenue to fluctuate significantly and may overshadow any seasonal effects on revenue.
Liquidity and Capital Resources
Our primary sources of liquidity as of May 1, 2016 consisted of: (1) approximately $2,041 million in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our outstanding revolving credit facility of up to $500 million aggregate principal amount, or 2016 Revolving Credit Facility, under the 2016 Credit Agreement, which is committed until February 1, 2021, substantially all of which was available to be drawn as of May 1, 2016, and (4) our ability to increase the aggregate term loans and revolving credit commitments under the 2016 Credit Agreement, referred to as the accordion feature, subject to the terms and conditions of the 2016 Credit Agreement and the availability of commitments. The 2016 Credit Agreement was entered in connection with the completion of the Broadcom Merger, and replaced our 2014 Credit Agreement (defined below under “Indebtedness”). The 2016 Credit Agreement is discussed in more detail under “Indebtedness” below.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to outstanding indebtedness, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions and investments we may make from time to time, (v) interim cash dividend payments (if and when declared by the Board), (vi) payment of income taxes and (vii) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the 2016 Revolving Credit Facility and the accordion feature in our 2016 Credit Agreement, provide sufficient liquidity to fund our current obligations, including the current portions of our long-term debt and interest due, our projected working capital requirements, planned capital expenditures, interim cash dividends (if and when declared by the Board) and annual cash contributions to fund pension and retirement plan obligations for at least the next 12 months.
We anticipate that our capital expenditures for fiscal year 2016 will be higher than fiscal year 2015, due primarily to expenditures for construction at our Irvine and San Jose campuses acquired in connection with the Broadcom Merger, continued expenditures for capacity expansion in our Fort Collins internal fabrication facility, income tax payments and spending on equipment to support various research and development projects.

From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents, or require us to increase our borrowings under our 2016 Credit Agreement, or otherwise, to fund the transaction. We could also reduce certain expenditures such as payment of our cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under the 2016 Term Loans (defined below under “Indebtedness”) and the 2016 Revolving Credit Facility, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, or otherwise increase our outstanding indebtedness, for reasons other than those specified above.
Summary and Highlights
Our cash and cash equivalents increased by $219 million to $2,041 million at May 1, 2016 from $1,822 million at November 1, 2015. The increase was largely due to $1,096 million in cash provided by operating activities, $15,926 million of proceeds from the issuance of 2016 Term Loans (defined below under “Indebtedness”), $179 million from the issuance of ordinary shares upon exercises of share options and purchase rights under our employee share purchase plan, and $68 million of proceeds received from the sale of certain assets, partially offset by $9,987 million paid in the Broadcom Merger, the repayment of $4,839 million, in aggregate principal amount, of our 2014 Term Loans and 2016 Term Loans, $1,475 million repayment of debt assumed in the Broadcom Merger, $326 million in dividend payments, $298 million in capital expenditures, and $108 million in debt issuance costs related to the 2016 Term Loans.
Repayment of 2014 Term Loans
On February 1, 2016, we repaid the $3,938 million principal amount of term loan indebtedness outstanding under the 2014 Credit Agreement using a portion of the term loans borrowed under the 2016 Credit Agreement, in connection with the closing of the Broadcom Merger. The 2014 Credit Agreement was terminated simultaneously with this repayment.
Repayment of BRCM Senior Notes
As a result of the Broadcom Merger, we assumed $1,614 million of BRCM’s outstanding unsecured senior notes, with various maturity dates, at fair value on the Acquisition Date, or the Senior Notes. During the fiscal quarter ended May 1, 2016, we repaid $1,475 million of the assumed Senior Notes.
Dividends/Distributions
Broadcom paid cash dividends of $0.49 and $0.38 per ordinary share, or $193 million and $99 million, during the fiscal quarters ended May 1, 2016 and May 3, 2015, respectively. Broadcom paid cash dividends of $0.93 and $0.73 per ordinary share, or $315 million and $188 million, during the two fiscal quarters ended May 1, 2016 and May 3, 2015, respectively.
The Partnership paid a cash distribution of $193 million to Broadcom, as General Partner, and a cash distribution of $0.49 per Partnership REU, or $11 million, to its limited partners during the fiscal quarter ended May 1, 2016.
Cash Flows for the Two Fiscal Quarters Ended May 1, 2016 and May 3, 2015
Our cash flows for the two fiscal quarters ended May 1, 2016 and May 3, 2015 were as follows (in millions):

	Two Fiscal Quarters Ended
	May 1, 2016	May 3, 2015
Net cash provided by operating activities	$1,096	$1,144
Net cash provided by (used in) investing activities	(10,292)	365
Net cash provided by (used in) financing activities	9,415	(605)
Net change in cash and cash equivalents	$219	$904
Operating Activities
Cash provided by operating activities represents net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The $48 million decrease in cash provided by operations during the two fiscal quarters ended May 1, 2016, compared to the two fiscal quarters ended May 3, 2015, was due to a change from net income to net loss partially offset by changes in assets and liabilities and the adjustments to net income (loss) for non-cash items. The adjustments to net income (loss) for non-cash items were higher, compared to the two fiscal quarters ended May 3, 2015, primarily due to depreciation and amortization and share-based compensation, as well as restructuring, impairment and disposal charges.

Changes in assets and liabilities as of May 1, 2016, compared to November 1, 2015, included an increase in accounts receivable, net, due to the linearity of revenue and timing of collections, a decrease in accounts payable due to the timing of disbursements, and a decrease in accrued employee and compensation benefits due to payments made under our annual employee variable incentive compensation plans related to our fiscal year 2015 performance, partially offset by a decrease in inventory due to the sale of inventory stepped up to fair value as a result of the Broadcom Merger.
On February 1, 2016, we closed the Broadcom Merger. The following table presents the changes in selected balance sheet captions, the assets acquired and liabilities assumed in connection with the Broadcom Merger, and changes due to non-BRCM acquisition activities during the two fiscal quarters ended May 1, 2016 (in millions):

	Balances at	Balances acquired and assumed from BRCM on	Balances at	Non-BRCM acquisition
	November 1, 2015	February 1, 2016	May 1, 2016	Increase (Decrease)
Trade accounts receivable, net	$1,019	$669	$1,857	$169
Inventory	524	1,853	1,467	(910)
Assets held-for-sale	22	833	842	(13)
Other current assets	372	194	480	(86)
Other long-term assets	345	121	514	48
Accounts payable	617	559	985	(191)
Employee compensation and benefits	250	104	303	(51)
Other current liabilities	206	791	1,019	22
Other long-term liabilities	381	10,617	10,855	(143)
Investing Activities
Cash provided by (used in) investing activities consists primarily of cash used for acquisitions, capital expenditures and proceeds from divestitures. The change in investing cash flows for the two fiscal quarters ended May 1, 2016 compared to the two fiscal quarters ended May 3, 2015 primarily relates to $9,987 million paid for the Broadcom Merger and a $582 million decrease in proceeds from the sale of businesses, partially offset by a $41 million decrease in purchases of property, plant and equipment.
Financing Activities
Cash provided by (used in) financing activities consists primarily of proceeds from the 2016 Term Loans, repayment of 2014 Term Loans and 2016 Term Loans, payment of assumed debt, dividend payments, proceeds from the issuance of ordinary shares through employee equity incentive plans and payments of debt issuance costs. The change in financing cash flows for the two fiscal quarters ended May 1, 2016 compared to the two fiscal quarters ended May 3, 2015 was due to proceeds from the 2016 Term Loans and a $49 million increase in proceeds from the issuance of ordinary shares through employee equity incentive plans, partially offset by repayment of 2014 Term Loans and 2016 Term Loans, payment of assumed debt and a $138 million increase in dividend payments.
Indebtedness
2016 Term Loans and Revolving Credit Facility
In connection with the completion of the Broadcom Merger, on February 1, 2016, three Broadcom subsidiaries, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into a collateralized credit agreement, or the 2016 Credit Agreement. The 2016 Credit Agreement provides for a Term A loan facility in the aggregate principal amount of $4,400 million, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, which was the equivalent to $978 million as of February 1, 2016, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan, and Term B-1 Euro Loan, referred to as the 2016 Term Loans. The 2016 Credit Agreement also provides for the 2016 Revolving Credit Facility that permits us to borrow loans from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. Our obligations under the 2016 Credit Agreement are guaranteed by certain of our subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of each Guarantor. The 2016 Term Loans were fully drawn at the time of, and the proceeds used to fund, in part, the completion of the Broadcom Merger.
During the fiscal quarter ended May 1, 2016, we fully repaid the $500 million Term B-2 Loan, partially funded with $325 million of additional Term A Loan borrowings.
The 2016 Credit Agreement includes (i) a financial covenant that requires a first lien leverage ratio of less than 3.9:1; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. We were in compliance with all of the covenants described in the 2016 Credit Agreement as of May 1, 2016. In addition, subject to certain conditions, we have the ability to increase the aggregate 2016 Term Loans and/or 2016 Revolving Credit Facility. The 2016 Term Loans under the 2016 Credit Agreement bear interest at floating rates which were 2.18% for Term A Loan, 4.25% for Term B-1 Loan, and 4.25% for Term B-1 Euro Loan. The 2016 Term Loans have terms of varying duration with the substantial majority thereof becoming due and payable in 2021 and 2023, and a smaller portion coming due and payable in 2017.
As of May 1, 2016, the outstanding balance of 2016 Term Loans, net of the unaccreted discount and unamortized debt issuance costs, was $14,869 million. As of May 1, 2016, there were no borrowings outstanding under the 2016 Revolving Credit Facility or material outstanding letters of credit.
BRCM Senior Notes
As a result of the Broadcom Merger, we assumed $1,614 million of BRCM’s Senior Notes at fair value on the acquisition date. During the fiscal quarter ended May 1, 2016, we repaid $1,475 million of the Senior Notes. There was $139 million outstanding as of May 1, 2016 with maturity dates ranging from 2018 to 2034 and interest rates ranging from 2.70% to 4.50%.
2014 Term Loans and Revolving Credit Facility
During our third quarter of fiscal year 2014, certain of Avago’s subsidiaries entered into a collateralized credit agreement with the lenders named therein, or the 2014 Credit Agreement. The 2014 Credit Agreement provided for a term loan facility of $4,600 million, or the 2014 Term Loans, and a revolving credit facility, or the 2014 Revolving Credit Facility, which permitted certain of Avago’s subsidiaries to borrow up to $500 million.
Our 2014 Credit Agreement was terminated and amounts outstanding were repaid in full in connection, and simultaneously, with the completion of the Broadcom Merger on February 1, 2016.
Convertible Senior Notes
In May 2014, Avago completed the private placement of $1,000 million aggregate principal amount of its 2.0% Convertible Senior Notes due 2021, or the Convertible Notes, to two entities affiliated with Silver Lake, or the Purchasers.
Effective June 30, 2015, the Purchasers converted all of the outstanding Convertible Notes. Avago satisfied its resulting conversion obligation of $2,829 million, by paying $1,000 million in cash and delivering an aggregate of 13.8 million Avago ordinary shares. We recognized an immaterial gain related to the conversion of the Convertible Notes.
Contractual Commitments
See “Note 11. Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 1, 2016 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see “Note 1. Overview, Basis of Presentation and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in Avago’s 2015 Annual Report on Form 10-K other than those noted below.
 Interest Rate Risk
At May 1, 2016, we had $15,106 million of 2016 Term Loans outstanding under our 2016 Credit Agreement, with an applicable floating interest rate based on LIBOR. A portion of this loan has a LIBOR floor of 0.75%. A 1% change in LIBOR would increase interest expense for the next 12 months on our outstanding 2016 Term Loans by $119 million.
Foreign Currency Derivative Instruments
We use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the condensed consolidated financial statements included in this Form 10-Q.
On February 1, 2016, we incurred debt obligations in connection with Broadcom Merger, including the €900 million Term B-1 Euro Loan. At May 1, 2016, €250 million of the outstanding Term B-1 Euro Loan was unhedged. As a result, our exposure to changes in currency exchange rates in future periods will increase to the extent of our unhedged Euro denominated obligation. Based on our overall currency rate exposures at May 1, 2016, a near-term 10% appreciation or depreciation in currency exchange rates would not have a significant effect on our condensed consolidated balance sheets, results of operations or cash flows for the next 12 months.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also seek to mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of May 1, 2016, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and acting Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2016. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and acting CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and acting CFO concluded that, as of May 1, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Note 11, Commitments and Contingencies” included Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
As noted above, Broadcom is the successor to Avago. Following the acquisition of BRCM, on February 1, 2016, Broadcom became the ultimate parent company of Avago and BRCM. Financial information and results of operations presented in this Form 10-Q for periods prior to February 1, 2016 relate to Avago and relate to us for the periods after February 1, 2016.
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risks Related to Our Business
Our acquisition of BRCM and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully or realize the anticipated benefits could adversely affect our financial results and the value of our ordinary shares.
We completed the Broadcom Transaction on February 1, 2016. Although we expect significant benefits to result from this acquisition, there can be no assurance that we will actually realize all of the anticipated benefits of the acquisition. The value of our ordinary shares may be affected by our ability to achieve these anticipated benefits. Achieving these benefits depends, in part, on our ability to integrate BRCM’s business successfully and efficiently with our business, and the harmonization of differences in the business cultures between the two companies and their personnel. The challenges and risks involved in this integration, which are complex and time-consuming, include the following:

•
demonstrating to customers of Avago and BRCM that our new combined organizational structure will not adversely affect our ability to address the needs of customers or result in the loss of attention or business focus;

•	consolidating and integrating information technology, corporate, finance and administrative infrastructures;

•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	managing effectively an expanded board and management structure;

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;

•	coordinating and integrating our international operations;

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees;

•	servicing the substantial debt we incurred in connection with Broadcom Transaction;

•	managing effectively any divestitures of the BRCM businesses;

•	integrating financial forecasting and controls, procedures and reporting cycles, including integration of the BRCM businesses onto our enterprise resource planning system; and

•	minimizing the diversion of management attention from important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of BRCM, then we may not achieve all of the anticipated benefits of the acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected. The anticipated benefits we expect to realize from the Broadcom Transaction are, necessarily, based on projections and assumptions about the combined businesses of Avago and BRCM. These projections and assumptions may be inaccurate and we may not successfully integrate BRCM and our operations in a timely manner, or at all. In addition, we may be exposed to unexpected contingencies or liabilities of BRCM. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results.

As a result of the acquisition of BRCM, we are implementing a number of cost reduction activities. As part of this exercise we expect to eliminate a substantial number of positions from our combined workforce across all business and functional areas on a global basis. During this time we will be dependent on the services of a number of employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities.
The successful integration of the BRCM business will require significant management attention, and may divert the attention of management from our business and operational issues.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of direct customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. During the fiscal quarter and two fiscal quarters ended May 1, 2016, direct sales to Foxconn accounted for 11% and 12% of our net revenue, respectively. For the fiscal quarter and two fiscal quarters ended May 1, 2016, our top five direct customers, which included two distributors and one distributor, respectively, collectively accounted for 33% and 31% of our net revenue, respectively. During fiscal year 2015, direct sales to Foxconn accounted for 24% of our net revenue and our top five direct customers, which included one distributor, collectively accounted for 46% of our net revenue. We also believe our aggregate sales to Apple Inc., or Apple, when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for more than 10% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 1, 2016.
This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. In addition, in the future we expect an increasing amount of our products to be sold through an increasingly limited number of distributors, which may expose us to additional customer concentration and related credit risks.
Failure to adjust our manufacturing and supply chain due to changing market or other conditions or failure to accurately estimate our customers’ demand could adversely affect our results of operations.
Our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs on a periodic basis, but they generally purchase our products on a weekly or daily basis, often pursuant to purchase orders, and the relationship can be terminated at any time.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments from many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. In addition, orders can be, and often are, rescheduled, canceled and modified with little or no notice and without significant penalty. Our results of operations could be harmed if we are unable to adjust our supply chain to address customer changes and market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as natural disasters. In addition, the sale of our products is dependent, to a large degree, on customers, whose industries are subject to seasonal or cyclical trends in the demand for their products, making demand difficult to anticipate. For example, the smartphone market is particularly volatile, being subject to the timing of product launches and the year-end holiday selling season.
Customers often require rapid increases in production on short notice, for example when they are ramping up for a new product launch, which can challenge our resources and reduce margins. We may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity to meet such increases in product demand. This could harm our reputation, prevent us from taking advantage of opportunities, damage our customer relationships, reduce revenue growth and subject us to additional liabilities if we are not able to timely satisfy customer orders. Conversely, to ensure availability of our products for some of our largest customers, we typically start manufacturing our relevant products based on our customers’ forecasts. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, we may be subject to increased risks of high inventory carrying and operating costs and product obsolescence. In addition, the loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations.
In order to secure components for the production of our products, we may enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels in response to declining market demands. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Conversely, if OEMs order more of our products in any particular quarter than are ultimately required to satisfy their end-customer demand, inventories at these OEMs may grow in that quarter, which could adversely affect our product revenue in a subsequent quarter, as such OEMs would likely reduce future orders until their inventory levels realign with end-customer demand. In addition, because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margin and operating income. See “A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations” for additional risks associated with the disruption of our supply chain.
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
From time to time, we and our suppliers have experienced difficulty in beginning production at new facilities, transferring production to other facilities, achieving and maintaining a high level of process quality and effecting transitions to new manufacturing processes, all of which have caused us to suffer delays in product deliveries or reduced yields. We and our suppliers may experience problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities, including at our Fort Collins facility, or changing our process technologies, including our transition from 6” to 8” wafers at our Fort Collins facility, any of which could result in a loss of future revenue. Our results of operations could be adversely affected by any increase in costs related to increases in production capacity if revenue does not increase proportionately.
We are dependent on a small number of markets, and dynamics in these markets could negatively impact our business or results of operations.
Our wired infrastructure segment has become our largest segment, accounting for 58% of our net revenue for the fiscal quarter ended May 1, 2016. In this segment, we generate revenue primarily from the sale of custom ASICs, Ethernet switching and physical layer devices, particularly those for data center and enterprise networking products, which are manufactured by an increasingly concentrated group of large OEMs. Our success in these markets is dependent on IT and data center spending, which can vary dramatically from quarter to quarter, and on our ability to transition our products to increasingly smaller line width geometries. We also generate revenue from products used in set-top box solutions, which is dependent upon consumer demand for traditional cable TV services. As a result, increased consumer demand for products and services that offer subscription video content on demand or the ability to download content that can be viewed on multiple devices, could adversely affect our results of operations. We also generate revenue from products used in broadband access equipment and modem solutions, which is dependent on capital expenditures on the installation of broadband capacity. Our operating results would be negatively impacted by any decrease in demand for broadband capacity.
During the fiscal quarter ended May 1, 2016, revenue from our wireless communications segment accounted for 22% of our net revenue. A substantial portion of our revenue in this segment is generated from sales of products for use in mobile handsets, particularly our FBAR filter and WiFi and Bluetooth connectivity products, the market for which is growing and becoming increasingly competitive and volatile. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technologies and changing consumer preferences. These factors result in the frequent introduction of new handsets and other mobile devices, aggressive price competition, short life cycles for our products, and continually evolving mobile handset specifications. If we or our mobile handset OEM customers are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this consumer-driven market is dependent on the overall demand for mobile handsets and macroeconomic conditions in general, as well as relative success of the mobile handsets into which our products are incorporated. For example, if we have more content in a handset that is less commercially successful than a handset in which we have less content, this could negatively impact our results of operations.

In addition, the timing of new handset launches, which also drive demand, is often unpredictable. If mobile handset OEMs inaccurately forecast consumer demand, this may lead to significant increases or decreases changes in orders to their component suppliers, including us, both within a quarter and from quarter to quarter.
During the fiscal quarter ended May 1, 2016, revenue from our enterprise storage segment accounted for 15% of our net revenue. We generate segment revenue primarily from our server and storage connectivity products and products used in HDDs. Similar to our wired infrastructure segment, sales of our data center products are dependent on data center spending. Additionally, the volume of HDD-related sales had decreased sharply over the past several years and is expected to continue to decrease as personal computer sales slow and customers move from HDD to flash memory.
In addition, the shift to cloud-based IT solutions and services, such as hyperscale computing, may adversely affect both our wired infrastructure and enterprise storage segments. We currently sell a substantial portion of our products for use in traditional enterprise data centers. As cloud-based IT solutions become more prevalent, our results of operations will suffer if we are unable to increase sales of our products to cloud-based data center providers.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition, including the Broadcom Transaction. From time to time, we may also divest or wind down portions of our business, both acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations.
The Broadcom Transaction and any other future acquisitions we may undertake involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls over, and assimilate and manage the personnel of, the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic markets or industry sectors of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management’s attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
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
In connection with the Broadcom Transaction, we incurred a significant amount of debt, and any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of an equity or equity-linked financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.

Any future dispositions we make may also involve risks and uncertainties. Any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third party purchasers, which could limit our ability to assert our IP rights against such third party purchasers.
See “Our acquisition of BRCM and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully or realize the anticipated benefits could adversely affect our financial results and the value of our ordinary shares” for more detailed discussion relating to risks and uncertainties involved with our integration of BRCM.
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
We are continuing to add manufacturing capacity at our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless communications segment, including to support our three-year supply arrangement with Apple, and to leverage our fixed costs. Substantially all of our FBAR filter products are manufactured at our Fort Collins facility. We recently purchased a manufacturing facility in Eugene, Oregon, which we intend to develop over the next two to three years to provide additional FBAR filter manufacturing capacity for our wireless business. These improvements require substantial capital investment. Starting in 2016, at our Fort Collins facility, we began adding an 8” wafer line and starting the conversion of our 6” wafer lines to 8” wafer lines to increase capacity. If such conversions do not go as planned this could result in reduced yields and therefore reduced capacity at this facility.
Unanticipated delays in these activities could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at these expanded facilities. Even with these expansions, our manufacturing capacity may be insufficient to meet demand. From time to time, we have put products for our wireless FBAR filter products on allocation when we have been unable to bring capacity online quickly enough to meet stronger than anticipated demand. If we underestimate customer demand, or if insufficient manufacturing capacity is available at these facilities to satisfy customers’ demands, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we overestimate customer demand we would experience excess capacity at these facilities, which would result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	our ability to successfully and timely integrate, and realize the benefits of, our recent acquisitions, including BRCM, and any other significant acquisitions we may make;

•
the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	seasonality or cyclical fluctuations in our markets;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;

•	fluctuations in interest rates, as our 2016 Term Loans bear interest at a floating rate;

•	fluctuations in currency exchange rates, particularly to the extent we do not hedge our indebtedness denominated in Euro;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, through increased market share or otherwise, our business could be adversely affected, net revenue may decline and financial condition and results of operations may suffer and we may be unable to reduce our costs quickly enough to maintain our operating profitability.

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
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenue.
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and to dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and could weaken our position in future competitive selection processes.
Furthermore, winning a product design does not guarantee sales to a customer. We may experience delays in generating revenue as a result of the lengthy development cycle typically required, or we may not realize as much revenue as anticipated. In addition, a delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products, cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
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
Some of our competitors may have a more extensive product portfolio or greater resources for manufacturing, distribution, financial, research and development or marketing resources than us. In addition, some of our competitors may also have longer independent operating histories, greater presence in key markets, larger customer base or more comprehensive patent protection. We compete with integrated device manufacturers and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in niche markets and new technologies. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. In addition, companies not currently in direct competition with us may introduce competing products in the future. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that may develop their own IC products.
Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. For example, during past industry downturns, competition in our target markets intensified as semiconductor manufacturers reduced prices to combat production overcapacity and high inventory levels. In industry downturns, manufacturers in financial difficulties or in bankruptcy may implement pricing structures designed to ensure short-term market share and near-term survival, rather than securing long-term viability. If we are unable to compete successfully or if such actions drive down the prices we are able to charge for our products, we may lose market shares for our products or incur significant reduction in our project margins, any of which could have a material adverse effect on our business and results of operations. Also see “The average selling prices of products in our markets have often decreased rapidly and may do so in the future, which could harm our revenue and gross profit”.
Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. Most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular contract manufacturer. For example, Taiwan Semiconductor Manufacturing Company Limited supplies the substantial majority of the silicon wafers we use in our products.
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
We also depend on selected foundries to timely develop new, advanced manufacturing processes and we may be unable to deliver products to our customers if these new processes are not timely developed or we do not have sufficient access to them. For example, we have design wins based on manufacturing processes that are currently under development. If these processes are not developed on schedule, we may lose revenue opportunities and damage our relationships with our customers. Further, because of the limited competition among large foundries, it is possible that a particular foundry for products requiring these technologies will price their services at levels that have an adverse impact on our gross margin or make it unprofitable for us to offer these products.
Some components or parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component, or changes its manufacturing process, or if supply is otherwise constrained, we may need to source alternative parts, which may be difficult, expensive and take an extended period of time. We may also be forced to make a significant “lifetime” purchase of the affected component or part, in order to enable us to meet our customer demand, or to re-engineer a product. Significant lifetime purchases of such discontinued components could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products that may not subsequently be available to us from an alternative source. Such supply issues may also cause us to fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
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
To the extent we rely on third-party contract manufacturing relationships, we face the following additional risks:

•
inability of our manufacturers to develop and maintain manufacturing methods appropriate for our products, manufacturers’ unwillingness or inability to devote adequate capacity to produce our products, and unanticipated discontinuation of, or changes to, their relevant manufacturing processes;

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
We purchase a significant portion of our semiconductor materials and finished goods from a few contract manufacturers and materials providers, some of which are single source suppliers. For the fiscal quarter and two fiscal quarters ended May 1, 2016, we purchased 53% and 54%, respectively, of the materials for our manufacturing processes from two and three materials providers. For fiscal year 2015, we purchased 51% of the materials for our manufacturing processes from five materials providers, respectively. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Our manufacturing processes rely on many materials, including silicon, gallium arsenide, or GaAs, and indium phosphide, or InP, wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal manufacturing facilities for products utilizing our innovative materials and proprietary processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Many of our facilities, and those of our suppliers, are located in the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, Southern California and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our manufacturing or research facilities for any reason, especially our Fort Collins, Singapore and Breinigsville facilities, or those of our suppliers, due to natural- or man-made disaster or other events outside of our control, such as widespread outbreaks of acute illness or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, expose us to claims by our customers and could materially and adversely affect our business. Although we purchase insurance to mitigate such losses, any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in significant expense to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We rely on our own internal information technology, or IT, systems and on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of our IT systems or one or more of our vendors to provide necessary services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, human resources, benefit plan administration, IT network development and network monitoring. The ability of these third-party vendors to successfully provide reliable, high-quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third-party suppliers into their products. This sensitivity, combined with large OEMs’ purchasing power, can lead to intense price competition among competing suppliers, which may require us to decrease our prices or provide rebates in order to win a design with an OEM customer. This can, in turn, adversely affect our gross margin. Our gross margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of price increases passed on to us by our suppliers. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
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
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. In the past, we have experienced periods where our gross margin declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenue and lower margin for us in the future.
If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
Our operations are currently structured to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified IP activities in Singapore. Subject to our compliance with these conditions, the Singapore tax incentives are presently scheduled to expire at various dates generally between 2018 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying Malaysian income, which is effective up to and including our fiscal year 2018. The tax incentives and tax holidays that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. For fiscal years 2015, 2014 and 2013, the effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $207 million, $99 million and $77 million, respectively, and increase diluted net income per share by $0.74, $0.37 and $0.31, respectively.
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
We also generate some of our revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. Licensing of our IP rights, particularly exclusive licenses, may limit our ability to assert those IP rights against third parties, including the licensee of those rights. In addition, we may acquire companies having IP that is subject to licensing obligations to other third parties. These licensing obligations may extend to our own IP following any such acquisition and may limit our ability to assert our IP rights. From time to time we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Conversely, third parties may pursue IP litigation against us, including as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
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
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expense in the event of any recall of a customer’s product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Consequently, our reputation may be damaged and customers may be reluctant to buy, or may delay purchases of, our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. To resolve these problems, we may have to invest significant capital and other resources. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products. As a result, our financial results could be materially and adversely affected. As we transition from manufacturing 6” to 8” wafers, these risks are enhanced.
We are subject to risks associated with our distributors’ product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenue for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of May 1, 2016 and November 1, 2015, we had an aggregate of approximately $103 million and $40 million on deposit with various distributors to fund these programs, respectively. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 25% and 21% of our net revenue in the two fiscal quarters ended May 1, 2016 and fiscal year 2015, respectively.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end customers or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data has been generally accurate. To the extent that this data are inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
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
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	jurisdictional mix of our income and assets, and the resulting tax effects of differing tax rates in different countries;

•	repatriation of earnings;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	tax effects of increases in non-deductible employee compensation;

•	changes in transfer pricing regulations;

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
We have historically fully utilized and reinvested a portion of our foreign cash to fund our foreign operation. However, we no longer intend to indefinitely reinvest in our operations outside Singapore, which could materially increase the amount of our income taxes and consume a significant amount of our cash.
In addition, we have adopted transfer-pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, and licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future tax years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
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
Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. In September 2013, Mr. Tan received a substantial special, long-term compensation and retention option award to acquire an aggregate of 2.5 million ordinary shares, which vests in installments such that the awards will be fully vested by January 2018, subject to Mr. Tan’s continued employment with us during the vesting period. However, there can be no assurance that Mr. Tan will continue with us during the remainder of the vesting period or beyond. Although we sometimes provide certain retention-based incentives to certain executives, none of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. In addition, as of May 1, 2016, approximately 45% of our employees are located outside the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export restrictions, export duties and quotas, and customs duties and tariffs;

•	disruptions of capital and trading markets;

•	changes in import or export licensing requirements and the companies required to comply with such requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	changes in labor standards;

•	limitations on our ability under local laws to protect our IP;

•	nationalization of businesses and expropriation of assets;

•	changes in tax laws;

•	currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us; and

•	difficulty in obtaining product distribution and support.
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
A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand. We also have personnel in, and conduct business from, India and Israel, areas where we have a limited operating history. Any conflict or uncertainty in these countries, including due to political or civil unrest, public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
Our business is subject to various significant international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation, one of our customers, to its “Entity List” and placed certain export restrictions on ZTE and its suppliers, which required us to suspend sales to ZTE. Furthermore, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
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
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the semiconductor industry are also joining voluntary social responsibility initiatives such as the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility provisions and initiatives are subject to change, can be unpredictable, and may be difficult for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
We are subject to rules adopted by the SEC requiring us to make disclosures relating to whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and its adjoining countries, or the DRC Region. In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain conflict minerals sourced from the DRC Region. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of these minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.

The average selling prices of products in our markets have often decreased rapidly and may do so in the future, which could harm our revenue and gross profit.
The products we develop and sell are used for high volume applications. As a result, the prices of those products have often decreased rapidly. Gross profit on our products may be negatively affected by, among other things, pricing pressures from our customers. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our gross margin and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
A breach of our security systems may have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party “cloud-based” and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
We sponsor several defined benefit plans and post-retirement medical benefit plans. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. Weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. In the United States, we also self-fund our employees’ health benefits. The costs of providing these benefits are unpredictable and have been increasing steadily and significantly in recent years. Also, a significant portion of our employees’ cash compensation is performance-related, based on achievement of annual metrics, which can cause significant fluctuations in our employee compensation expense and in cash flows in the period in which payment occurs. Significant increases in the costs of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
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
Under Section 7874 of the Code, if the former shareholders of BRCM hold 80% or more of the vote or value of the ordinary shares of Broadcom, by reason of their former holding of BRCM common shares (the percentage (by vote and value), of our ordinary shares considered to be held (for purposes of Section 7874 of the Code) by former BRCM shareholders immediately after the Broadcom Transaction by reason of holding BRCM common shares is referred to in this disclosure as the “Section 7874 Percentage”), and our expanded affiliated group after the Broadcom Transaction does not have substantial business activities in Singapore relative to our worldwide business activities, Broadcom would be treated as a U.S. corporation for U.S. federal income tax purposes. If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), Section 7874 of the Code would cause Broadcom to be treated as a “surrogate foreign corporation” if we did not have substantial business activities in Singapore relative to our worldwide business activities.
Under current law, Broadcom should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, determining the Section 7874 Percentage is complex and is subject to factual and legal uncertainties, including that such determination takes into account several factors other than the ratio of ownership of our ordinary shares by former BRCM shareholders following the Broadcom Transaction. While we believe the Section 7874 Percentage to be significantly less than 60% (and therefore that Section 7874 should not apply to Broadcom or BRCM), there can be no assurance that the IRS will agree with the position that the Section 7874 Percentage is less than 60%.
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
In order to fund the Broadcom Transaction and to refinance our then outstanding term-loan debt, we incurred a substantial amount of indebtedness consisting of an aggregate of $15,628 million in 2016 Term Loans borrowed under and pursuant to the 2016 Credit Agreement. The 2016 Credit Agreement also provides for our $500 million 2016 Revolving Credit Facility. The borrowers’ obligations under the 2016 Credit Agreement are guaranteed by and are collateralized, subject to certain exceptions, by substantially all of the assets of the Guarantors. Subject to restrictions in the 2016 Credit Agreement and receipt of commitments, we may incur additional indebtedness.
Our substantial indebtedness could have important consequences including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•	exposing us to interest rate risk to the extent of our variable rate indebtedness, and we do not typically hedge against changes in interest rates;

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
The 2016 Term Loans have terms of varying duration with the substantial majority thereof becoming due and payable in 2021 and 2023, and a smaller portion coming due and payable in 2017. In addition, the 2016 Credit Agreement contains customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Furthermore, our ability to repay our outstanding indebtedness under the 2016 Credit Agreement is dependent upon the receipt of sufficient funds from our subsidiaries. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the Term A Loan and the 2016 Revolving Credit Facility will vary based on the applicable public ratings assigned to the collateralized, long-term indebtedness for borrowed money of our subsidiary, Avago Technologies Cayman Finance Limited, by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price. Our failure to continuously have a public corporate credit rating from each of Moody’s and Standard & Poor’s may result in a covenant default under the 2016 Credit Agreement.
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
In addition, the 2016 Credit Agreement includes financial covenants requiring our subsidiary, Avago Technologies Cayman Holdings Ltd, to, at any time the Term A Loan remains outstanding or commencing with the second full fiscal quarter after February 1, 2016, at any time the 2016 Revolving Credit Facility (other than undrawn letters of credit, whether or not cash collateralized, and any guarantees and performance or similar bonds issued under the 2016 Revolving Credit Facility) is drawn by more than 35%, maintain a maximum first lien leverage ratio. Our ability to meet the financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain the applicable maximum first lien leverage ratio.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2016 annual general meeting, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares, which will continue in force until the earlier of (i) the conclusion of our annual general meeting in 2017, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e. within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a duly convened general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our Constitution, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
Risks Relating to Owning Our Ordinary Shares
At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources.
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
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of PLX, Emulex and BRCM. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Our Board has adopted a dividend policy pursuant to which we currently pay a cash dividend on our ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof.
Future dividends, if any, and their timing and amount, may be affected by, among other factors: management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Pursuant to Singapore law and our Constitution, no dividends may be paid except out of our profits. Because we are a holding company, our ability to pay cash dividends on our ordinary shares is also limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, the declaration and payment of which are subject to restrictions under the terms of our 2016 Credit Agreement.
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
From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended May 1, 2016.
Issuer Repurchases of Equity Securities
There were no share repurchases during the fiscal quarter ended May 1, 2016.
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

BROADCOM LIMITED
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Acting Chief Financial Officer and Vice President, Corporate Development
Date: June 9, 2016

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
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

2.4#	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	July 31, 2015

3.1	Constitution of Broadcom Limited	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690).	February 2, 2016

3.2	Amended and Restated Exempted Limited Partnership Agreement of Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), dated February 1, 2016	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

3.3	Voting Trust Agreement, dated as of February 1, 2016, by and among Broadcom Limited, Broadcom Cayman L.P. and Computershare Trust Company, N.A., as Trustee	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Broadcom Limited Registration Statement on Form S-3 (Commission File No. 333-209923)	March 4, 2016

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

4.3	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.1	Form of Indemnification Agreement (Directors) (effective June 1, 2016)			X

10.2	Form of Indemnification Agreement (Officers) (effective June 1, 2016)			X

10.3	Form of Indemnification Agreement (Directors) (effective February 1, 2016)	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

10.4	Form of Indemnification Agreement (Officers) (effective February 1, 2016)	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

10.5	Form of Indemnification Agreement (Directors) (effective prior to February 1, 2016)	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	September 13, 2013

10.6	Form of Indemnification Agreement (Officers) (effective prior to February 1, 2016)	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008

10.7
Credit Agreement, dated as of February 1, 2016, by and among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., the lenders named therein, and Bank of America, N.A., as administrative agent.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	February 2, 2016

10.8
First Incremental Term A Facility Amendment, dated as of April 1, 2016, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l. and the additional Term A lender.
X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.9
Sublease Agreement, dated June 5, 2009, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010

10.10
Amendments of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7 Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 17, 2015

10.11
Amendment No. 3 of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7 Singapore 768923.
		Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016

10.12
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

10.14
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

10.15
Lease No. I/33160P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1975P of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49502Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.16
Tenancy Agreement, dated October 24, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.17
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

10.18
Subdivision and Use Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.19	Lease Agreement dated as of April 29, 2005 by and between TriQuint Optoelectronics, Inc. and CyOptics, Inc. and related amendments and renewals.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013

10.20
Lease Agreement dated as of June 29, 2000 (“Lease”) by and between Inmobiliaria Ayusa, S. de R.L. de C.V. (“Landlord”) and Lucent Technologies Microelectronica de Mexico, S.A. de C.V., together with consent of Landlord to assign the Lease to a subsidiary of CyOptics, Inc. and related amendments to the Lease.
		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013

10.21	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	March 31, 2003

10.22	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 4, 2009

10.23	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011

10.24*	Lease Agreement dated December 29, 2004 between Irvine Commercial Property Company and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	March 1, 2005

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

10.25
First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation
		Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	October 24, 2007

10.26	Fourth Amendment dated November 19, 2007 to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 28, 2008

10.27	Fifth Amendment dated February 26, 2013 to Lease dated December 29, 2004 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014

10.28	Sixth Amendment dated May 22, 2014 to Lease dated December 29, 2004 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015

10.29	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 28, 2008

10.30	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 4, 2009

10.31
Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation
		Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011

10.32	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 1, 2012

10.33	Seventh Amendment dated June 28, 2012 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2013

10.34	Eighth Amendment dated February 26, 2013 to Lease Agreement dated October 31, 2007 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.35	Ninth Amendment dated May 22, 2014 to Lease Agreement dated October 31, 2007 between The Irvine Company LLC and Broadcom Corporation	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015

10.36*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation	Broadcom Corporation Current Report on Form 8-K/A (Commission File No. 000-23993)	July 23, 2009

10.37
Sale and Purchase Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.38	Collective Agreement, dated April 29, 2013, between Avago Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and United Workers of Electronic & Electrical Industries.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-33428)	September 5, 2013

10.39+	Avago Technologies Limited 2009 Equity Incentive Award Plan	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009

10.40+	Second Amended and Restated Broadcom Limited Employee Share Purchase Plan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	February 2, 2016

10.41+	Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008

10.42+	LSI Corporation 2003 Equity Incentive Plan	Avago Technologies Limited Registration Statement on Form S-8(Commission File No. 333-195741)	May 6, 2014

10.43+	Emulex Corporation 2005 Equity Incentive Plan	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-203858)	May 5, 2015

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.44+	Broadcom Corporation 2012 Stock Incentive Plan	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015

10.45+	Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated November 11, 2010	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011

10.46+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 2, 2009

10.47+	Form of Annual Bonus Plan for Executive Employees.	Avago Technologies Limited Quarterly Report on Form 10-K (Commission File No. 001-34428)	December 17, 2015

10.48+	Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014

10.49+	Amendment to Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	July 30, 2015

10.50+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009

10.51+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 7, 2013

10.52+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016

10.53+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

10.54+	Form of Option Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014

10.55+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014

10.56+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016

10.57+
Form of Restricted Stock Unit Issuance Agreement for executive officers under the Broadcom Corporation 2012 Stock Incentive Plan (for RSUs governed by the RSU Incentive Award Program (3 year cliff vesting))
		Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014

10.58+	Form of Award Letter under the Broadcom Corporation Restricted Stock Units Incentive Award Program	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014

10.59+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016

10.60+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Death or Permanent Disability	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 10, 2015

10.61+	Severance Benefit Agreement, dated January 23, 2014, by and between Avago Technologies Limited and Hock E. Tan	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.62+	Severance Benefit Agreement, dated January 24, 2014, by and between Avago Technologies Limited and Anthony E. Maslowski	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.63+	Severance Benefit Agreement, dated June 3, 2015, by and between Avago Technologies Limited and Charlie Kawwas	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 10, 2015

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

10.64+	Severance Benefit Agreement, dated January 30, 2014, by and between Avago Technologies Limited and Bryan T. Ingram	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.65+	Severance Benefit Agreement, dated January 24, 2014, by and between Avago Technologies Limited and Patricia H. McCall	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.66+*	Offer of Continuing Employment, dated October 15, 2015, by and between Avago Technologies Limited and Bryan T. Ingram	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 17, 2015

10.67+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015

10.68+	Offer of Continuing Employment, dated February 2, 2016, by and between Broadcom Limited and Henry Samueli	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Limited hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.