Form 10-Q
period 2016-07-31
Broadcom Ltd; Broadcom Cayman L.P.
filed 2016-09-08
CIK 1649338, 1649345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

State or Other Jurisdiction of Incorporation or Organization	Exact Name of Registrant as Specified in Its Charter Address of Principal Executive Offices Registrant’s telephone number, including area code	Commission File Number	IRS Employer Identification No.
Singapore	Broadcom Limited	001-37690	98-1254807
1 Yishun Avenue 7 Singapore 768923
(65) 6755-7888
Cayman Islands	Broadcom Cayman L.P.	333-2025938	98-1254815
c/o Broadcom Limited 1 Yishun Avenue 7 Singapore 768923
(65) 6755-7888
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Broadcom Limited: YES ☑ NO ☐ Broadcom Cayman L.P. : YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Broadcom Limited: YES ☑ NO ☐ Broadcom Cayman L.P. : YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Broadcom Limited:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Broadcom Cayman L.P.:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Broadcom Limited: YES ☐ NO ☑ Broadcom Cayman L.P. : YES ☐ NO ☑
As of August 26, 2016 Broadcom Limited had 397,329,506 of its ordinary shares, no par value per share, outstanding.
As of August 26, 2016 Broadcom Cayman L.P. had 390,237,855 common partnership units outstanding (all of which are owned by Broadcom Limited) and 22,804,591 restricted exchangeable partnership units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the fiscal quarter and three fiscal quarters ended July 31, 2016 of Broadcom Limited and Broadcom Cayman L.P. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented in the Form 10-Q for the period prior to February 1, 2016 relate to Avago Technologies Limited, our predecessor, and relate to Broadcom and the Partnership for the period after February 1, 2016.
As of July 31, 2016, Broadcom owned approximately 95% of the Partnership, represented by common partnership units, or Common Units, and is the sole general partner of the Partnership, or the General Partner. The balance of the partnership units are held by certain former Broadcom Corporation shareholders of common stock, or the Limited Partners, in the form of restricted exchangeable limited partnership units, or Partnership REUs. Broadcom Corporation was indirectly acquired by Broadcom on February 1, 2016 (refer to Note 1. “Overview, Basis of Presentation and Significant Accounting Policies” for additional information). As the General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership, in accordance with the amended and restated exempted limited partnership agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
Shareholders’ equity, partners’ capital, the Limited Partner’s noncontrolling interest in Broadcom are the primary areas of difference between the unaudited condensed consolidated financial statements of Broadcom and those of the Partnership. The Partnership’s capital consists of Common Units owned by Broadcom and Partnership REUs owned by the Limited Partners. The Partnership REUs are accounted for in partners’ capital in the Partnership’s financial statements and as noncontrolling interest in shareholders’ equity in Broadcom’s financial statements.
In order to highlight the differences between Broadcom and the Partnership, there are sections in this report that separately discuss Broadcom and the Partnership, including separate financial statements (but combined footnotes), separate disclosure controls and procedures sections, separate certification of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002 and separate certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for Broadcom and the Partnership, this report refers to actions or holdings as being actions or holdings of Broadcom.
Broadcom consolidates the Partnership for financial reporting purposes, and neither Broadcom nor the Partnership has material assets other than its interests in their subsidiaries. Therefore, while shareholders’ equity and partners’ capital differ as discussed above, the assets of Broadcom and the Partnership are materially the same on their respective financial statements.

BROADCOM LIMITED AND BROADCOM CAYMAN L.P.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2016

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM LIMITED AND BROADCOM CAYMAN L.P.

BROADCOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	July 31, 2016	November 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,961	$1,822
Trade accounts receivable, net	2,181	1,019
Inventory	1,306	524
Assets held-for-sale	246	22
Other current assets	354	372
Total current assets	6,048	3,759
Property, plant and equipment, net	2,573	1,460
Goodwill	24,784	1,674
Intangible assets, net	15,819	3,277
Other long-term assets	528	345
Total assets	$49,752	$10,515
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127	$617
Employee compensation and benefits	424	250
Current portion of long-term debt	334	46
Other current liabilities	843	206
Total current liabilities	2,728	1,119
Long-term liabilities:
Long-term debt	13,381	3,826
Pension and post-retirement benefit obligations	468	475
Other long-term liabilities	10,671	381
Total liabilities	27,248	5,801
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 396,440,929 shares and 276,259,120 shares issued and outstanding on July 31, 2016 and November 1, 2015, respectively	18,926	2,547
Non-economic voting preference shares, no par value; 22,804,591 shares and no shares issued and outstanding on July 31, 2016 and November 1, 2015, respectively	—	—
Retained earnings	619	2,240
Accumulated other comprehensive loss	(72)	(73)
Total Broadcom Limited shareholders’ equity	19,473	4,714
Noncontrolling interest	3,031	—
Total shareholders’ equity	22,504	4,714
Total liabilities and shareholders’ equity	$49,752	$10,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net revenue	$3,792	$1,735	$9,104	$4,984
Cost of products sold:
Cost of products sold	1,520	694	3,656	2,038
Purchase accounting effect on inventory	271	26	1,099	30
Amortization of intangible assets	211	129	539	355
Restructuring charges	8	2	41	5
Total cost of products sold	2,010	851	5,335	2,428
Gross margin	1,782	884	3,769	2,556
Research and development	814	276	1,868	762
Selling, general and administrative	230	143	582	368
Amortization of intangible assets	728	68	1,517	186
Restructuring, impairment and disposal charges	274	98	592	122
Total operating expenses	2,046	585	4,559	1,438
Operating income (loss)	(264)	299	(790)	1,118
Interest expense	(139)	(43)	(479)	(150)
Gain (loss) on extinguishment of debt	(21)	3	(74)	(10)
Other income, net	4	8	1	24
Income (loss) from continuing operations before income taxes	(420)	267	(1,342)	982
Provision for (benefit from) income taxes	(117)	23	(199)	61
Income (loss) from continuing operations	(303)	244	(1,143)	921
Income (loss) from discontinued operations, net of income taxes	(12)	(4)	(50)	14
Net income (loss)	(315)	240	(1,193)	935
Net loss attributable to noncontrolling interest	(17)	—	(86)	—
Net income (loss) attributable to ordinary shares	$(298)	$240	$(1,107)	$935

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(0.72)	$0.92	$(2.99)	$3.54
Income (loss) per share from discontinued operations	(0.03)	(0.01)	(0.13)	0.06
Net income (loss) per share	$(0.75)	$0.91	$(3.12)	$3.60

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(0.72)	$0.85	$(3.09)	$3.25
Income (loss) per share from discontinued operations	(0.03)	(0.01)	(0.13)	0.05
Net income (loss) per share	$(0.75)	$0.84	$(3.22)	$3.30

Weighted-average shares:
Basic	396	265	355	260
Diluted	419	287	370	283

Cash dividends declared and paid per share	$0.50	$0.40	$1.43	$1.13
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net income (loss)	$(315)	$240	$(1,193)	$935
Other comprehensive income, net of tax:
Gains on defined benefit pension plans and post-retirement plans	1	—	1	—
Reclassification to net income (loss)	—	—	—	1
Other comprehensive income	1	—	1	1
Comprehensive income (loss)	(314)	240	(1,192)	936
Comprehensive loss attributable to noncontrolling interest	(17)	—	(86)	—
Comprehensive income (loss) attributable to ordinary shares	$(297)	$240	$(1,106)	$936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015
Cash flows from operating activities:
Net income (loss)	$(1,193)	$935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,342	712
Share-based compensation	474	169
Excess tax benefits from share-based compensation	(68)	(102)
Non-cash portion of debt extinguishment loss, net	51	10
Non-cash restructuring, impairment and disposal charges	268	75
Gain on sales of businesses	(27)	(14)
Deferred taxes	(353)	(35)
Amortization of debt issuance costs and accretion of debt discount	27	18
Other	17	10
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(491)	22
Inventory	1,088	63
Accounts payable	(61)	(52)
Employee compensation and benefits	70	(12)
Other current assets and current liabilities	(38)	(25)
Other long-term assets and long-term liabilities	(47)	(38)
Net cash provided by operating activities	2,059	1,736
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,055)	(394)
Proceeds from sales of businesses	698	650
Purchases of property, plant and equipment	(530)	(487)
Proceeds from disposals of property, plant and equipment	5	63
Purchases of investments	(58)	(9)
Proceeds from sales and maturities of investments	89	—
Other	(15)	—
Net cash used in investing activities	(9,866)	(177)
Cash flows from financing activities:
Proceeds from term loan borrowings	15,926	—
Debt repayments	(6,145)	(1,627)
Payments of assumed debt	(1,475)	(178)
Debt issuance costs	(108)	—
Dividend payments	(537)	(292)
Issuance of ordinary shares	217	186
Excess tax benefits from share-based compensation	68	102
Net cash provided by (used in) financing activities	7,946	(1,809)
Net change in cash and cash equivalents	139	(250)
Cash and cash equivalents at the beginning of period	1,822	1,604
Cash and cash equivalents at end of period	$1,961	$1,354
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY— UNAUDITED
(in millions)

	Ordinary Shares		Non-Economic Voting Preference Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of November 1, 2015	276	$2,547	—	$—	$2,240	$(73)	$—	$4,714
Issuance of ordinary shares upon the acquisition of Broadcom Corporation	112	15,438	—	—	—	—	—	15,438
Issuance by the Partnership of restricted exchangeable partnership units upon the acquisition of Broadcom Corporation	—	—	—	—	—	—	3,140	3,140
Issuance of non-economic voting preference shares	—	—	23	—	—	—	—	—
Issuance of ordinary shares in connection with equity incentive plans	8	217	—	—	—	—	—	217
Share-based compensation	—	474	—	—	—	—	—	474
Excess tax benefits from share-based compensation	—	68	—	—	—	—	—	68
Cash dividends paid to ordinary shareholders	—	—	—	—	(514)	—	—	(514)
Cash distribution paid by the Partnership on restricted exchangeable partnership units	—	—	—	—	—	—	(23)	(23)
Fair value of partially vested equity awards assumed in connection with the acquisition of Broadcom Corporation	—	182	—	—	—	—	—	182
Changes in accumulated other comprehensive loss:
Gains on defined benefit pension plans and post-retirement plans	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	(1,107)	—	(86)	(1,193)
Balance as of July 31, 2016	396	$18,926	23	$—	$619	$(72)	$3,031	$22,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except unit/share data)

	July 31, 2016	November 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,915	$1,822
Trade accounts receivable, net	2,181	1,019
Inventory	1,306	524
Assets held-for-sale	246	22
Other current assets	400	372
Total current assets	6,048	3,759
Property, plant and equipment, net	2,573	1,460
Goodwill	24,784	1,674
Intangible assets, net	15,819	3,277
Other long-term assets	528	345
Total assets	$49,752	$10,515
LIABILITIES AND PARTNERS’ CAPITAL/SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127	$617
Employee compensation and benefits	424	250
Current portion of long-term debt	334	46
Other current liabilities	843	206
Total current liabilities	2,728	1,119
Long-term liabilities:
Long-term debt	13,381	3,826
Pension and post-retirement benefit obligations	468	475
Other long-term liabilities	10,671	381
Total liabilities	27,248	5,801
Commitments and contingencies (Note 12)
Partners’ capital/shareholders’ equity:
Common partnership units; 390,237,855 units issued and outstanding on July 31, 2016	19,545	—
Restricted exchangeable units; 22,804,591 units issued and outstanding on July 31, 2016	3,031	—
Ordinary shares, no par value; 276,259,120 shares issued and outstanding on November 1, 2015	—	2,547
Retained earnings	—	2,240
Accumulated other comprehensive loss	(72)	(73)
Total partners’ capital/shareholders’ equity	22,504	4,714
Total liabilities and partners’ capital/shareholders’ equity	$49,752	$10,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per unit/share amounts)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net revenue	$3,792	$1,735	$9,104	$4,984
Cost of products sold:
Cost of products sold	1,520	694	3,656	2,038
Purchase accounting effect on inventory	271	26	1,099	30
Amortization of intangible assets	211	129	539	355
Restructuring charges	8	2	41	5
Total cost of products sold	2,010	851	5,335	2,428
Gross margin	1,782	884	3,769	2,556
Research and development	814	276	1,868	762
Selling, general and administrative	230	143	582	368
Amortization of intangible assets	728	68	1,517	186
Restructuring, impairment and disposal charges	274	98	592	122
Total operating expenses	2,046	585	4,559	1,438
Operating income (loss)	(264)	299	(790)	1,118
Interest expense	(139)	(43)	(479)	(150)
Gain (loss) on extinguishment of debt	(21)	3	(74)	(10)
Other income, net	4	8	1	24
Income (loss) from continuing operations before income taxes	(420)	267	(1,342)	982
Provision for (benefit from) income taxes	(117)	23	(199)	61
Income (loss) from continuing operations	(303)	244	(1,143)	921
Income (loss) from discontinued operations, net of income taxes	(12)	(4)	(50)	14
Net income (loss)	$(315)	$240	$(1,193)	$935

General Partner's interest in net loss	$(298)	$—	$(1,484)	$—
Limited Partners' interest in net loss	$(17)	$—	$(86)	$—
Net income attributable to ordinary shareholders	$—	$240	$377	$935

Cash distribution paid per restricted exchangeable partnership unit	$0.50	$—	$0.99	$—
Cash distribution paid to General Partner	$199	$—	$392	$—
Cash dividends paid per ordinary share	$—	$0.40	$0.44	$1.13
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net income (loss)	$(315)	$240	$(1,193)	$935
Other comprehensive income, net of tax:
Gains on defined benefit pension plans and post-retirement plans	1	—	1	—
Reclassification to net income (loss)	—	—	—	1
Other comprehensive income	1	—	1	1
Comprehensive income (loss)	$(314)	$240	$(1,192)	$936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015
Cash flows from operating activities:
Net income (loss)	$(1,193)	$935
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,342	712
Share-based compensation	474	169
Excess tax benefits from share-based compensation	(68)	(102)
Non-cash portion of debt extinguishment loss, net	51	10
Non-cash restructuring, impairment and disposal charges	268	75
Gain on sales of businesses	(27)	(14)
Deferred taxes	(353)	(35)
Amortization of debt discount issuance costs and accretion of debt discount	27	18
Other	17	10
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(491)	22
Inventory	1,088	63
Accounts payable	(61)	(52)
Employee compensation and benefits	70	(12)
Other current assets and current liabilities	(38)	(25)
Other long-term assets and long-term liabilities	(47)	(38)
Net cash provided by operating activities	2,059	1,736
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,055)	(394)
Proceeds from sales of businesses	698	650
Purchases of property, plant and equipment	(530)	(487)
Proceeds from disposals of property, plant and equipment	5	63
Purchases of investments	(58)	(9)
Proceeds from sales and maturities of investments	89	—
Other	(15)	—
Net cash used in investing activities	(9,866)	(177)
Cash flows from financing activities:
Proceeds from term loan borrowings	15,926	—
Debt repayments	(6,145)	(1,627)
Payments of assumed debt	(1,475)	(178)
Debt issuance costs	(108)	—
Dividend payments to ordinary shareholders	(122)	(292)
Distributions paid to unit holders	(415)	—
Issuance of ordinary shares by General Partner	72	186
Capital transactions with General Partner	99	—
Excess tax benefits from share-based compensation	68	102
Net cash provided by (used in) financing activities	7,900	(1,809)
Net change in cash and cash equivalents	93	(250)
Cash and cash equivalents at the beginning of period	1,822	1,604
Cash and cash equivalents at end of period	$1,915	$1,354
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL— UNAUDITED
(in millions)

	Partnership REUs		Partnership Common Units		Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Units	Amount	Units	Amount	Shares	Amount
Balance as of November 1, 2015	—	$—	—	$—	276	$2,547	$2,240	$(73)	$4,714
Issuance of ordinary shares in connection with equity incentive plans	—	—	—	—	2	72	—	—	72
Share-based compensation	—	—	—	417	—	57	—	—	474
Excess tax benefits from share-based compensation	—	—	—	45	—	23	—	—	68
Cash dividends paid to ordinary shareholders	—	—	—	—	—	—	(122)	—	(122)
Transfer to General Partner	—	—	278	5,194	(278)	(2,699)	(2,495)	—	—
Issuance of common partnership units upon the acquisition of Broadcom Corporation	—	—	112	15,438	—	—	—	—	15,438
Issuance of restricted exchangeable partnership units upon the acquisition of Broadcom Corporation	23	3,140	—	—	—	—	—	—	3,140
Cash distribution paid to unit holders	—	(23)	—	(392)	—	—	—	—	(415)
Capital transactions with General Partner	—	—	—	327	—	—	—	—	327
Changes in accumulated other comprehensive loss:
Gains on defined benefit pension plans and post-retirement plans	—	—	—	—	—	—	—	1	1
Net income (loss)	—	(86)	—	(1,484)	—	—	377	—	(1,193)
Balance as of July 31, 2016	23	$3,031	390	$19,545	—	$—	$—	$(72)	$22,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED AND BROADCOM CAYMAN L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Limited, or Broadcom, a company organized under the laws of the Republic of Singapore, is the successor to Avago Technologies Limited, or Avago. Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands in order to effect the business combination between Avago and Broadcom Corporation, a California corporation, or BRCM. On February 1, 2016, pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, or the Broadcom Agreement, Broadcom, Avago, BRCM, the Partnership and various other parties completed various transactions, including a scheme of arrangement under Singapore law between Avago and Broadcom, or the Avago Scheme. Pursuant to the Avago Scheme, all issued ordinary shares of Avago were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom. Immediately following the consummation of the Avago Scheme, two subsidiaries of Broadcom merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger. Following the Avago Scheme and the Broadcom Merger, or the Broadcom Transaction, each of Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership.
Broadcom is the Partnership’s sole General Partner and currently owns a majority interest (by vote and value) in the Partnership represented by common partnership units, or Common Units. The balance of the partnership units are held by certain former BRCM shareholders, or the Limited Partners, in the form of restricted exchangeable limited partnership units, or Partnership REUs. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership’s amended and restated exempted limited partnership agreement, or Partnership Agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
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
The Partnership REUs are deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Partnership is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
The condensed consolidated financial statements and accompanying notes are being presented in a combined report being filed by two separate registrants: Broadcom and the Partnership. The differences in the condensed consolidated financial statements relate to the noncontrolling interest that represents the outstanding Partnership REUs and transactions between Broadcom and the Partnership, which are accounted for as capital transactions. Refer to Note 7. “Shareholders’ Equity” and Note 8. “Partners’ Capital” for additional information.
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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending October 30, 2016, or fiscal year 2016, is a 52-week fiscal year. The first quarter of our fiscal year 2016 ended on January 31, 2016, the second quarter ended on May 1, 2016 and the third quarter ended on July 31, 2016. Our fiscal year ended November 1, 2015, or fiscal year 2015, was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements of Broadcom and the Partnership include the accounts of Broadcom and the Partnership, respectively, and their subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 1, 2015 condensed consolidated balance sheet data were derived from Avago’s audited consolidated financial statements included in Avago’s Annual Report on Form 10-K for fiscal year 2015, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. All intercompany transactions and balances have been eliminated in consolidation.
As a result of Broadcom’s controlling interest in the Partnership, we consolidate the financial results of the Partnership and present a noncontrolling interest for the portion of the Partnership it does not own in our condensed consolidated financial statements. Net loss attributable to the noncontrolling interest on the condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in the Partnership owned by the Limited Partners.
The accompanying condensed consolidated financial statements include the results of operations of BRCM and other acquisitions commencing as of their respective acquisition dates.
The operating results for the fiscal quarter and three fiscal quarters ended July 31, 2016 are not necessarily indicative of the results that may be expected for fiscal year 2016, or for any other future period.
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
Recently Adopted Accounting Guidance
In November 2015, the Financial Accounting Standards Board, or FASB, issued guidance that simplifies the presentation of deferred tax assets and liabilities in a classified balance sheet. This guidance eliminates the current requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities are classified as non-current. We adopted this guidance during the fiscal quarter ended January 31, 2016, on a prospective basis. The adoption resulted in $116 million of net current deferred tax assets being reclassified from other current assets to other long-term assets on our condensed consolidated balance sheet.
In April 2015, the FASB issued an amendment to the guidance related to the financial statement presentation of debt issuance costs. The new guidance is required to be applied retrospectively to each prior reporting period presented. The guidance requires certain debt issuance costs to be presented on the balance sheet as a direct reduction to the carrying amount of debt, consistent with debt discounts or premiums. In August 2015, the FASB further clarified that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. We early-adopted this guidance during the fiscal quarter ended May 1, 2016, and applied its provisions retrospectively. The adoption resulted in $13 million of other current assets and $64 million of other long-term assets being reclassified to long-term debt on our condensed consolidated balance sheet as of November 1, 2015.
Recent Accounting Guidance Not Yet Adopted
In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2019, however early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In June 2016, the FASB issued new guidance requiring measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance will be effective for us in the first quarter of our fiscal year 2021; however early adoption is permitted. The new guidance is required to be applied using a modified retrospective approach with certain elements being adopted prospectively. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In March 2016, the FASB issued guidance that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2018, however early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In February 2016, the FASB issued guidance related to the accounting for leases, which among other things, requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In September 2015, the FASB issued guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance will be effective for the first quarter of our fiscal year 2017, however early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.
In August 2015, the FASB deferred the effective date of the guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will be effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In addition, in May 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
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
BRCM was a leader in semiconductor solutions for wired and wireless communications and provided a broad portfolio of highly-integrated system-on-a-chip solutions that seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We acquired BRCM to position us as a global diversified leader in wired and wireless communication semiconductors and to deepen our broad portfolios, and to enable us to better address the evolving needs of customers across the wired and wireless end markets.
The aggregate consideration for the Broadcom Merger, net of cash acquired, consisted of the following (in millions):

Cash for outstanding BRCM common stock	$16,798
Fair value of Broadcom ordinary shares issued for outstanding BRCM common stock	15,438
Fair value of Partnership REUs issued for outstanding BRCM common stock	3,140
Fair value of partially vested assumed restricted stock unit awards	182
Cash for vested BRCM equity awards	137
Effective settlement of pre-existing relationships	11
Total purchase consideration	35,706
Less: cash acquired	6,948
Total purchase consideration, net of cash acquired	$28,758
Broadcom issued 112 million ordinary shares and the Partnership issued 23 million Partnership REUs, all of which are valued and presented in the above table, to former BRCM shareholders in the Broadcom Merger. Broadcom also assumed unvested restricted stock unit awards, or RSUs, originally granted by BRCM and converted them into 6 million of Broadcom RSUs. The portion of the fair value of partially vested assumed RSUs associated with prior service of BRCM employees represented a component of the total consideration, as presented above, and was valued based on Broadcom’s ordinary share price as of the Acquisition Date.
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
Our results of continuing operations for the fiscal quarter and three fiscal quarters ended July 31, 2016 include $2,314 million and $4,641 million of net revenue, respectively, attributable to BRCM. It is impracticable to determine the effect on net income attributable to BRCM for the periods presented as we immediately integrated BRCM into our ongoing operations. Transaction costs of $2 million and $39 million incurred in connection with the Broadcom Merger are included in selling, general and administrative expense in the condensed consolidated statements of operations for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively.
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
Subsequent to the Acquisition Date, $240 million of acquired IPR&D was written-off as we no longer intend to develop and invest in these projects. The majority of these abandoned IPR&D projects were included in the wireless connectivity combo and broadband carrier access solutions above.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if BRCM had been acquired as of the beginning of fiscal year 2015. The unaudited pro forma financial information for the three fiscal quarters ended July 31, 2016 combined the historical results of Avago for the fiscal quarter ended January 31, 2016, the historical results of BRCM for the three months ended December 31, 2015, representing BRCM’s previous reporting period prior to the Acquisition Date, and the historical results of Broadcom for the fiscal quarters ended May 1, 2016 and July 31, 2016. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Pro forma net revenue	$3,789	$3,828	$11,148	$11,272
Pro forma net income (loss) from continuing operations	(152)	242	(611)	(717)
Pro forma net income (loss)	(164)	238	(661)	(703)
Pro forma net income (loss) attributable to ordinary shares	(155)	225	(624)	(664)
Pro forma income (loss) per share attributable to ordinary shares - basic	(0.39)	0.60	(1.76)	(1.78)
Pro forma income (loss) per share attributable to ordinary shares - diluted	(0.39)	0.59	(1.76)	(1.78)
3. Supplemental Financial Information
Cash, Cash Equivalents and Short-Term Investments
Cash equivalents included $270 million and $490 million of time deposits as of July 31, 2016 and November 1, 2015, respectively. As of July 31, 2016 and November 1, 2015, cash equivalents also included $300 million and $100 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds as of July 31, 2016 and November 1, 2015 approximates the carrying value and is determined using unadjusted prices in active, accessible markets for identical assets, as such they are classified as Level 1 assets in the fair value hierarchy.
Inventory
Inventory consists of the following (in millions):

	July 31, 2016	November 1, 2015
Finished goods	$499	$177
Work-in-process	498	271
Raw materials	309	76
Total inventory	$1,306	$524
Assets Held-for-Sale
The following table summarizes components of assets held-for-sale (in millions):

	July 31, 2016	November 1, 2015
Goodwill	$147	$—
Intangible assets, net	64	—
Other assets	35	22
Total assets held-for-sale	$246	$22
In connection with the Broadcom Merger, we classified certain BRCM businesses as assets held-for-sale on February 1, 2016. The carrying value of these assets as of July 31, 2016 represents the fair value determined in the preliminary purchase price allocation of the Broadcom Merger, adjusted for operating activities since the Acquisition Date. During the fiscal quarter ended July 31, 2016, we completed the sales of certain BRCM businesses for aggregate cash proceeds of $630 million. Subsequent to July 31, 2016, we completed the sale of an additional BRCM business for $200 million in cash. As part of these transactions, we are, in most cases, providing transitional services to provide short-term assistance for the buyers in assuming the operations of the purchased businesses. We do not have any material continuing involvement with these discontinued operations.

Discontinued Operations
We have presented the results of the BRCM businesses discussed above under “Assets Held-for-Sale,” as well as the sale of our Axxia business in fiscal year 2015, in discontinued operations. The following table summarizes the selected financial information of discontinued operations (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net revenue	$35	$6	$99	$59

Income (loss) from discontinued operations before gain on disposals and income taxes	$(54)	$(4)	$(115)	$13
Gain on disposals of discontinued operations	33	—	33	14
Benefit from (provision for) income taxes	9	—	32	(13)
Income (loss) from discontinued operations, net of income taxes	$(12)	$(4)	$(50)	$14
Accrued Rebate Activity
The following table summarizes activities related to accrued rebates included in other current liabilities on our condensed consolidated balance sheets (in millions):

Accrued Rebate Liabilities
Balance as of November 1, 2015	$26
Liabilities assumed in acquisitions	359
Charged as a reduction of revenue	388
Reversal of unclaimed rebates	(3)
Payments	(360)
Balance as of July 31, 2016	$410
We recorded customer rebate charges of $165 million in the fiscal quarter ended July 31, 2016.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	July 31, 2016	November 1, 2015
Deferred tax liabilities	$9,614	$9
Unrecognized tax benefits (a)	927	317
Other	130	55
Total other long-term liabilities	$10,671	$381
________________________________
(a) Includes accrued interest and penalties.
Supplemental Cash Flow Disclosures
At July 31, 2016 and November 1, 2015, we had $119 million and $78 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.

4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total
Balance as of November 1, 2015	$287	$261	$990	$136	$1,674
Broadcom Merger	17,395	5,681	—	—	23,076
Other acquisitions	—	21	11	8	40
Reclassification of goodwill related to certain assets held-for-sale	—	—	(6)	—	(6)
Balance as of July 31, 2016	$17,682	$5,963	$995	$144	$24,784
During the three fiscal quarters ended July 31, 2016, we made three immaterial acquisitions in addition to the Broadcom Merger.
Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of July 31, 2016:
Purchased technology	$12,179	$(1,697)	$10,482
Customer and distributor relationships	4,401	(1,200)	3,201
Backlog	848	(848)	—
Trade names	528	(67)	461
Other	99	(4)	95
Intangible assets subject to amortization	18,055	(3,816)	14,239
IPR&D	1,580	—	1,580
Total	$19,635	$(3,816)	$15,819

As of November 1, 2015:
Purchased technology	$2,918	$(1,165)	$1,753
Customer and distributor relationships	1,702	(459)	1,243
Trade names	178	(41)	137
Other	120	(101)	19
Intangible assets subject to amortization	4,918	(1,766)	3,152
IPR&D	125	—	125
Total	$5,043	$(1,766)	$3,277
During the three fiscal quarters ended July 31, 2016, $267 million of IPR&D was transferred to purchased technology upon completion of the respective project and $246 million of IPR&D was written off to restructuring, impairment and disposal charges for certain IPR&D projects that were abandoned as a result of integration efforts related to the Broadcom Merger.

Based on the amount of intangible assets subject to amortization at July 31, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year:
2016 (remainder)	$582
2017	4,197
2018	2,810
2019	2,046
2020	1,678
2021	1,339
Thereafter	1,587
Total	$14,239
The weighted-average amortization periods remaining by intangible asset category as of July 31, 2016 were as follows (in years):

Amortizable intangible assets:
Purchased technology	6
Customer and distributor relationships	3
Trade name	14
Other	13
5. Earnings (Loss) Per Share
Broadcom
Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares by the weighted-average number of Broadcom ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares and, if the Partnership REUs are dilutive, net income (loss) attributable to noncontrolling interest by the weighted-average number of Broadcom ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money share options, RSUs and employee share purchase rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP (together referred to as equity awards). Diluted shares outstanding also include Broadcom ordinary shares issuable upon exchange of the Partnership REUs (refer to Note 8. “Partners’ Capital” for additional information) for the fiscal quarter and three fiscal quarters ended July 31, 2016, and Broadcom ordinary shares issuable upon conversion of the 2.0% Convertible Senior Notes due 2021 issued by Avago, or the Convertible Notes, for the fiscal quarter and three fiscal quarters ended August 2, 2015.
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
Diluted net income (loss) per share for the fiscal quarter and three fiscal quarters ended July 31, 2016 excluded the potentially dilutive effect of weighted-average outstanding equity awards to acquire 12 million ordinary shares in each period as their effect was antidilutive. There were no material antidilutive equity awards for the fiscal quarter or three fiscal quarters ended August 2, 2015.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Numerator - Basic:
Income (loss) from continuing operations	$(303)	$244	$(1,143)	$921
Less: Loss from continuing operations attributable to noncontrolling interest	(16)	—	(83)	—
Income (loss) from continuing operations attributable to ordinary shares	$(287)	$244	$(1,060)	$921

Income (loss) from discontinued operations, net of income taxes	$(12)	$(4)	$(50)	$14
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	(1)	—	(3)	—
Income (loss) from discontinued operations, net of income taxes, attributable to ordinary shares	$(11)	$(4)	$(47)	$14

Net income (loss) attributable to ordinary shares	$(298)	$240	$(1,107)	$935

Numerator - Diluted:
Income (loss) from continuing operations	$(303)	$244	$(1,143)	$921
Income (loss) from discontinued operations, net of income taxes	(12)	(4)	(50)	14
Net income (loss)	$(315)	$240	$(1,193)	$935

Denominator:
Weighted-average ordinary shares outstanding - basic	396	265	355	260
Dilutive effect of equity awards	—	13	—	12
Dilutive effect of Convertible Notes	—	9	—	11
Exchange of noncontrolling interest for ordinary shares	23	—	15	—
Weighted-average ordinary shares outstanding - diluted	419	287	370	283

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(0.72)	$0.92	$(2.99)	$3.54
Income (loss) per share from discontinued operations, net of income taxes	(0.03)	(0.01)	(0.13)	0.06
Net income (loss) per share	$(0.75)	$0.91	$(3.12)	$3.60

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(0.72)	$0.85	$(3.09)	$3.25
Income (loss) per share from discontinued operations, net of income taxes	(0.03)	(0.01)	(0.13)	0.05
Net income (loss) per share	$(0.75)	$0.84	$(3.22)	$3.30
The Partnership
Income (loss) per unit for the Partnership is not required as its Common Units and Partnership REUs are not publicly traded.

6. Borrowings
2016 Term Loans and Revolving Credit Facility
In connection with the completion of the Broadcom Merger, on February 1, 2016, three Broadcom subsidiaries, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into a collateralized credit agreement, or the 2016 Credit Agreement, which originally provided for a Term A loan facility in the aggregate principal amount of $4,400 million, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, equivalent to $978 million as of February 1, 2016, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan, and Term B-1 Euro Loan, referred to as the 2016 Term Loans. The 2016 Credit Agreement also provides for a revolving credit facility, or the 2016 Revolving Credit Facility, that permits us to borrow from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. Our obligations under the 2016 Credit Agreement are guaranteed by certain of our subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of each Guarantor. The 2016 Term Loans were fully drawn at the time of, and the proceeds used to fund, in part, the completion of the Broadcom Merger.
The 2016 Credit Agreement includes (i) a financial covenant that requires a first lien leverage ratio of less than 3.9:1; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. We were in compliance with all of the covenants described in the 2016 Credit Agreement as of July 31, 2016. In addition, subject to certain conditions and availability of commitments, we have the ability to increase the aggregate 2016 Term Loans and/or 2016 Revolving Credit Facility. The 2016 Term Loans under the 2016 Credit Agreement bear interest at floating rates.
Borrowings under the 2016 Credit Agreement principally represent a modification of debt and a partial extinguishment of debt outstanding under the 2014 Credit Agreement as defined below. Unamortized debt issuance costs and debt discount from the 2014 Credit Agreement related to the modification will be amortized over the term of the 2016 Credit Agreement. We recognized $106 million of third-party financing costs related to the 2016 Credit Agreement immediately in interest expense in connection with the modification of debt. We also recognized a $34 million loss on extinguishment of debt.
During the three fiscal quarters ended July 31, 2016, we made principal prepayments totaling $610 million on the Term B-1 Loan and fully repaid the €900 million Term B-1 Euro Loan. We also fully repaid the $500 million Term B-2 Loan, which was partially funded with $325 million of additional Term A Loan borrowings incurred pursuant to an incremental amendment to the 2016 Credit Agreement. As a result, during the fiscal quarter and three fiscal quarters ended July 31, 2016, we wrote-off $21 million and $40 million, respectively, of debt issuance costs, which were included in gain (loss) on extinguishment of debt in the condensed consolidated statements of operations.
As of July 31, 2016, there were no borrowings outstanding under the 2016 Revolving Credit Facility or any material outstanding letters of credit. As of July 31, 2016, the unamortized debt issuance costs related to the 2016 Revolving Credit Facility were $10 million and were included in other long-term assets on the condensed consolidated balance sheet.
During the fiscal quarter and three fiscal quarters ended July 31, 2016, the accretion of discount and amortization of debt issuance costs related to the 2016 Term Loans and 2016 Revolving Credit Facility were $10 million and $23 million, respectively, and were included in interest expense in the condensed consolidated statements of operations.
In connection with the 2016 Credit Agreement, we purchased forward exchange contracts with a notional amount of €600 million, to hedge a portion of the foreign currency exchange risk on the principal repayment of the Term B-1 Euro Loan. Upon fully repaying the Term B-1 Euro Loan mentioned above, we settled the forward exchange contracts.
Subsequent to the end of the fiscal quarter ended July 31, 2016, we amended the 2016 Credit Agreement and refinanced all of the outstanding Term B-1 Loans and increased the amount of outstanding Term A Loans. See Note 14. “Subsequent Events.”

The following table presents the details of the 2016 Term Loans:

	July 31, 2016
	Interest Rate	Effective Interest Rate	Amount (in millions)
Term A Loan due February 2021	2.23%	2.52%	$4,666
Term B-1 Loan due February 2023	4.25	4.57	9,116
Unaccreted discount and unamortized debt issuance costs			(206)
Carrying value of 2016 Term Loans			$13,576
Senior Notes
As a result of the Broadcom Merger, we assumed $1,614 million of BRCM’s outstanding senior unsecured notes, or the Senior Notes, at fair value on the Acquisition Date. During the three fiscal quarters ended July 31, 2016, we tendered for and repaid $1,475 million of the Senior Notes. The following table presents the details of the outstanding Senior Notes:

	July 31, 2016
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
Amortization of debt issuance costs related to the 2014 Term Loans and 2014 Revolving Credit Facility was $4 million in the three fiscal quarters ended July 31, 2016 and $4 million and $12 million in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, and was included in interest expense in the condensed consolidated statements of operations.
Convertible Senior Notes
In May 2014, Avago completed a private placement of its Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. During fiscal year 2015, the Purchasers converted all of the Convertible Notes that they held in exchange for cash and Avago ordinary shares. During the fiscal quarter and three fiscal quarters ended August 2, 2015, we recognized interest expense of $2 million and $18 million, respectively, related to the coupon interest and accretion of debt discount.
Fair Value of Debt
As of July 31, 2016, the estimated fair values of the 2016 Term Loans and the Senior Notes approximate their carrying values. The fair value of our 2016 Term Loans is determined using inputs based on discounted cash flow models with observable market inputs and takes into consideration variables such as interest rate changes, comparable instruments, and credit-rating changes and, therefore, is classified as Level 2. The fair value of the Senior Notes is classified as Level 2 as we use quoted prices from less active markets.

Future Principal Payments of Debt
The future scheduled principal payments for the outstanding 2016 Term Loans and Senior Notes as of July 31, 2016 were as follows (in millions):

Fiscal Year
2016 (remainder)	$83
2017	334
2018	451
2019	452
2020	2,106
2021	1,869
Thereafter	8,626
Total	$13,921
7. Shareholders’ Equity
For the period from November 2, 2015 to January 31, 2016, our shareholders’ equity reflected Avago’s outstanding ordinary shares, all of which were publicly traded on the NASDAQ stock market. As a result of the Broadcom Transaction, our ownership interest changed. Pursuant to the Avago Scheme, Broadcom issued 278 million ordinary shares to holders of Avago ordinary shares and issued 112 million ordinary shares to former BRCM shareholders pursuant to the Broadcom Merger. Consequently, the number of Broadcom ordinary shares outstanding increased from 278 million Avago ordinary shares on January 31, 2016 to 390 million Broadcom ordinary shares on February 1, 2016. Both Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership, and Broadcom is the sole General Partner of the Partnership. As a result, the carrying amount of equity attributable to Broadcom was adjusted to reflect the change in our ownership interest of our subsidiaries. Additionally, Broadcom reflects a noncontrolling interest in its shareholders’ equity, which represents the interest of the Limited Partners in the Partnership, as further discussed below.
In connection with the Broadcom Merger, Broadcom also issued 23 million non-economic voting preference shares, or the Special Voting Shares, which is equal to the number of issued Partnership REUs. The Special Voting Shares were issued to a voting trustee pursuant to a voting trust agreement, dated February 1, 2016, between Broadcom, the Partnership and the voting trustee, or the Voting Trust Agreement.
Noncontrolling Interest
Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable to Broadcom. As of July 31, 2016, the Limited Partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of 23 million Partnership REUs, issued to former BRCM shareholders pursuant to the Broadcom Merger.
Pursuant to the terms of the Partnership Agreement, each Partnership REU is entitled to distributions from the Partnership in an amount equal to any dividends or distributions that Broadcom declares and pays with respect to Broadcom ordinary shares. In addition, each holder of a Partnership REU is entitled to vote with respect to matters on which holders of Broadcom ordinary shares are entitled to vote by directing the voting trustee to vote one Special Voting Share for each Partnership REU they hold, pursuant to the Voting Trust Agreement. After the first anniversary of the Acquisition Date, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, a Limited Partner will have the right to require the Partnership to repurchase some or all of the Limited Partner’s Partnership REUs in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.
Broadcom adjusts the net income (loss) in its condensed consolidated statements of operations to exclude the noncontrolling interest’s proportionate share of the results. In addition, Broadcom presents the proportionate share of equity attributable to the noncontrolling interest as a separate component of shareholders’ equity within its condensed consolidated balance sheet and statement of shareholders’ equity.
Dividends
Broadcom paid cash dividends of $0.50 and $0.40 per ordinary share, or $199 million and $104 million, during the fiscal quarters ended July 31, 2016 and August 2, 2015, respectively. Broadcom paid cash dividends of $1.43 and $1.13 per ordinary share, or $514 million and $292 million, during the three fiscal quarters ended July 31, 2016 and August 2, 2015, respectively.

Share-Based Compensation Expense
Share-based incentive awards are provided to employees, directors and other persons who provide services to our subsidiaries under the terms of various Broadcom equity incentive plans.
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Cost of products sold	$15	$7	$34	$19
Research and development	144	31	294	77
Selling, general and administrative	54	25	128	73
Total share-based compensation expense (a)	$213	$63	$456	$169
_________________________________
(a) Does not include $6 million and $18 million of share-based compensation related to discontinued operations recognized during the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, which was included in income (loss) from discontinued operations in our condensed consolidated statements of operations.
In connection with the Broadcom Merger, Broadcom assumed RSUs originally granted by BRCM. Share-based compensation expense reported in continuing operations in the fiscal quarter and three fiscal quarters ended July 31, 2016 included $72 million and $155 million, respectively, related to the assumed BRCM RSUs.
The fair value of time-based RSUs was estimated using the closing market price of Broadcom ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on Broadcom ordinary shares prior to vesting. Certain equity awards granted during the fiscal quarter and three fiscal quarters ended July 31, 2016 and August 2, 2015 included both service and market conditions. The fair value of these market-based awards was estimated using Monte Carlo simulation techniques.
The following table summarizes the weighted-average assumptions utilized for our market-based awards granted for the periods presented:

	Market-Based Awards
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Risk-free interest rate	0.8%	1.4%	1.2%	1.4%
Dividend yield	1.3%	1.1%	1.3%	1.2%
Volatility	35.0%	35.0%	35.0%	36.0%
Expected term (in years)	3.0	4.0	3.8	4.4
The risk-free interest rate was derived from the average U.S. Treasury Strips rate during the period, which approximated the rate in effect at the time of grant.
The dividend yield was based on the historical and expected dividend payouts as of the respective award grant dates.
Expected volatility was based on Broadcom's own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from its own traded ordinary shares with a term of 180 days measured at a specific date.
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
The total unrecognized compensation cost of time and market-based share options granted but not yet vested as of July 31, 2016 was $78 million, which is expected to be recognized over the remaining weighted-average service period of 1.7 years. Total unrecognized compensation cost related to unvested time and market-based RSUs as of July 31, 2016 was $1,799 million, which is expected to be recognized over the remaining weighted-average service period of 3.1 years.

Equity Incentive Award Plans
A summary of share option activity related to Broadcom’s equity incentive award plans is as follows (in millions, except years and per share amounts):

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 1, 2015	21	$47.92
Exercised	(4)	44.01
Cancelled	(1)	52.66
Balance as of July 31, 2016	16	48.73	3.97	$1,763
Fully vested as of July 31, 2016	9	41.94	3.60	1,100
Fully vested and expected to vest as of July 31, 2016	16	48.73	3.97	1,763
The total intrinsic values of share options exercised during the fiscal quarter and three fiscal quarters ended July 31, 2016 were $85 million and $476 million, respectively. The total intrinsic values of share options exercised during the fiscal quarter and three fiscal quarters ended August 2, 2015 were $136 million and $470 million, respectively.
A summary of RSU activity related to Broadcom’s equity incentive award plans is as follows (in millions, except years and per share amounts):

	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of November 1, 2015	5	$95.17
Assumed in Broadcom Merger	6	135.58
Granted	12	137.97
Vested	(3)	112.08
Forfeited	(2)	129.13
Balance as of July 31, 2016	18	130.26	1.82
Total grant-date fair values of RSUs vested during the fiscal quarter and three fiscal quarters ended July 31, 2016 were $104 million and $370 million, respectively. Total grant-date fair values of RSUs vested during the fiscal quarter and three fiscal quarters ended August 2, 2015 were $18 million and $76 million, respectively.
8. Partners’ Capital
The partners' capital balance as of November 1, 2015 represents, and is equivalent to, the historical shareholders' equity balance of Avago. At the time of executing the Avago Scheme on February 1, 2016, the historical shareholders' equity balance of Avago belonged, and continues to belong, to Broadcom, as sole General Partner of the Partnership.
Pursuant to the terms of the Partnership Agreement, Broadcom, as the holder of the Common Units, is entitled to receive distributions from the Partnership in an amount equal to the aggregate dividends payable by Broadcom to the holders of Broadcom ordinary shares, and the Limited Partners, as holders of the Partnership REUs, are entitled to receive distributions from the Partnership in an amount per unit equal to the dividend payable by Broadcom per ordinary share. Additionally, if Broadcom proposes to redeem, repurchase, or otherwise acquire any Broadcom ordinary shares, the Partnership Agreement requires that the Partnership, immediately prior to such redemption, repurchase or acquisition, make a distribution to Broadcom on the Common Units in an amount sufficient for Broadcom to fund such redemption, repurchase or acquisition, as the case may be.
After the first anniversary of the Acquisition Date, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, a Limited Partner will have the right to require the Partnership to repurchase some or all of the Limited Partner’s Partnership REUs in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.

Each Limited Partner is entitled to vote with respect to matters on which holders of Broadcom ordinary shares are entitled to vote by directing the voting trustee to vote one Special Voting Share for each Partnership REU held, pursuant to the Voting Trust Agreement.
Share-Based Compensation Expense
Share-based incentive awards are provided to employees, directors and other persons who provide services to our subsidiaries under the terms of various Broadcom equity incentive plans. Refer to Note 7. “Shareholders’ Equity” for further details.
Capital Transactions with General Partner
Capital transactions with the General Partner of $327 million consist of capital contributions by the General Partner to the Partnership and RSUs originally granted by BRCM that were assumed by Broadcom in connection with the Broadcom Merger.
Distributions
The Partnership paid cash distributions of $199 million and $392 million to Broadcom, as General Partner, and cash distributions of $0.50 and $0.99 per Partnership REU, or $12 million and $23 million, to the Limited Partners during the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, in accordance with the Partnership Agreement.
9. Income Taxes
For the fiscal quarter and three fiscal quarters ended July 31, 2016, our income tax benefit was $117 million and $199 million, respectively, compared to an income tax provision of $23 million and $61 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. The income tax benefits in the 2016 periods are a result of the loss from continuing operations partially offset by a $60 million net discrete expense for the three fiscal quarters ended July 31, 2016, as discussed below.
Starting with fiscal quarter ended May 1, 2016, we no longer intend to indefinitely reinvest in operations outside of Singapore. We provided for taxes, including withholding taxes, on $1,854 million of our undistributed earnings as of November 1, 2015, and recognized $93 million of discrete expense in the three fiscal quarters ended July 31, 2016, related to these undistributed earnings. This discrete expense was partially offset by discrete benefits that included $19 million from the release of California state valuation allowance as a result of the Broadcom Merger, $5 million from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, and $13 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2015 to November 1, 2015.
In connection with the Broadcom Merger, $10,023 million of net deferred tax liabilities were established on the excess of book basis over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested and acquired identifiable intangible assets, partially offset by acquired tax attributes. Net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation related to the Broadcom Merger. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
Unrecognized Tax Benefits
During the three fiscal quarters ended July 31, 2016, gross unrecognized tax benefits increased by $1,415 million, net of $7 million of releases due to the lapse of various statutes of limitations. The balance of gross unrecognized tax benefits was $1,993 million as of July 31, 2016. The increase in the gross unrecognized tax benefits was primarily a result of the Broadcom Merger. Uncertain tax positions assumed in connection with the Broadcom Merger are initially estimated as of the Acquisition Date. We continue to re-evaluate these items with any adjustments to our preliminary estimates recognized in goodwill, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of July 31, 2016 and November 1, 2015, the combined amounts of cumulative accrued interest and penalties were approximately $104 million and $43 million, respectively. The increase in cumulative accrued interest and penalties was primarily a result of the Broadcom Merger.
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of July 31, 2016, and November 1, 2015, approximately $2,097 million and $615 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved. During the three fiscal quarters ended July 31, 2016, we recognized $7 million of previously unrecognized tax benefits as a result of the expiration of the relevant statute of limitations for certain audit periods.

We are subject to Singapore income tax examinations for the years ended October 31, 2011 and later. Our acquired companies are subject to tax examinations in major jurisdictions outside Singapore for fiscal years 2005 and later. We believe it is possible that we may recognize up to $8 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods.
10. Segment Information
Reportable Segments
We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other. These segments align with our principal target markets. The segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer of Broadcom, who has been identified as the Chief Operating Decision Maker, or the CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.
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
The following tables present our net revenue and operating income (loss) by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net revenue:
Wired infrastructure	$2,062	$372	$4,508	$1,101
Wireless communications	1,008	616	2,378	1,856
Enterprise storage	527	588	1,730	1,541
Industrial & other	195	159	488	486
Total net revenue	$3,792	$1,735	$9,104	$4,984

Operating income (loss):
Wired infrastructure	$846	$130	$1,800	$345
Wireless communications	308	285	754	871
Enterprise storage	223	225	749	588
Industrial & other	102	78	256	243
Unallocated expenses	(1,743)	(419)	(4,349)	(929)
Total operating income (loss)	$(264)	$299	$(790)	$1,118

Significant Customer Information
We sell our products primarily through our direct sales force, distributors and manufacturers’ representatives. One direct customer accounted for 16% and 33% of our net accounts receivable balance at July 31, 2016 and November 1, 2015, respectively. During both the fiscal quarter and three fiscal quarters ended July 31, 2016, one direct customer represented 13% of our net revenue. During the fiscal quarter and three fiscal quarters ended August 2, 2015, one direct customer represented 21% and 23% of our net revenue, respectively. The majority of the revenue from this customer was included in our wired infrastructure and wireless communications segments for the fiscal year 2016 periods and the wireless communications segment for the fiscal year 2015 periods. This customer is a contract manufacturer for a number of original equipment manufacturers.
11. Related Party Transactions
2.0% Convertible Senior Notes
In May 2014, Avago completed a private placement of its Convertible Notes to the Purchasers, who are affiliated with Silver Lake, of which Kenneth Hao, a director of Broadcom, is a Managing Partner and Managing Director. During fiscal year 2015, the Purchasers converted all of the outstanding Convertible Notes in exchange for $1,000 million in cash and 13.8 million Avago ordinary shares.
Other
During the fiscal quarter and three fiscal quarters ended July 31, 2016 and August 2, 2015, in the ordinary course of business, we purchased from, or sold to, several entities which are affiliated with one of Broadcom’s directors. We also made purchases from Silicon Manufacturing Partners Pte. Ltd., or SMP, our joint venture with GlobalFoundries.
The following tables summarize the transactions and balances with our related parties, including SMP and the Purchasers, for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Total net revenue	$101	$49	$230	$140
Total costs and expenses, including inventory purchases	17	19	54	66

	July 31, 2016	November 1, 2015
Total receivables	$24	$7
Total payables	8	4
12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of July 31, 2016 (in millions):

		Fiscal Year
	Total	2016 (remainder)	2017	2018	2019	2020	2021	Thereafter
Debt principal, interest and fees	$16,804	$208	$829	$945	$925	$2,554	$2,250	$9,093
Purchase commitments	1,728	1,374	316	38	—	—	—	—
Other contractual commitments	336	46	108	87	64	29	2	—
Operating lease obligations	484	37	142	116	69	43	19	58
Capital lease obligations	112	31	66	15	—	—	—	—
	$19,464	$1,696	$1,461	$1,201	$1,058	$2,626	$2,271	$9,151
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

We also make capital expenditures in connection with capacity expansion of our internal fabrication facility in Fort Collins, Colorado, as well as construction at our new campuses in Orange County, California and San Jose, California. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $344 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of July 31, 2016.
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to IT, human resources, financial infrastructure outsourcing services and other service agreements.
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases.
Capital Lease Obligations. Represents equipment leased from third parties under non-cancelable capital leases.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at July 31, 2016, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $927 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of July 31, 2016 have been excluded from the contractual obligations table above.
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
Lawsuits Relating to Tessera Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corporation, or Invensas, filed a complaint with the U.S. International Trade Commission, or the U.S. ITC, alleging infringement by Broadcom, BRCM, Avago and Avago Technologies U.S. Inc. of three U.S. patents, or the U.S. ITC patents-at-issue, relating to semiconductor packaging and semiconductor manufacturing technologies. The proposed respondents also include Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC. The complaint requests institution of an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The requested relief includes (1) a permanent limited exclusion order excluding from entry into the U.S. all of the proposed respondents' semiconductor devices, semiconductor device packages and products containing the same that infringe one or more of the U.S. ITC patents-at-issue and (2) a permanent cease and desist order prohibiting the proposed respondents and related companies from at least importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the proposed respondents' semiconductor devices, semiconductor device packages and products containing the same that infringe one or more of the U.S. ITC patents-at-issue. On June 20, 2016, the U.S. ITC instituted an investigation.
On May 23, 2016, Tessera and Invensas filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00379, alleging infringement of the U.S. ITC patents-at-issue. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Invensas filed a Writ of Summons against Broadcom, BRCM, Broadcom Netherlands B.V. and Broadcom Communications Netherlands B.V. in the Hague District Court in the Netherlands, Case No. L1422381, alleging infringement of a single European patent that is a foreign counterpart to one of the U.S. ITC patents-at-issue, or the European patent-at-issue. The named defendants also include EBV Elektronik GmbH, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. The requested relief includes a cease-and-desist order and damages in an unspecified amount.
On May 23, 2016, Invensas also filed a complaint against each of (i) Broadcom Germany GmbH and its German distributors, Case No. 7 O 97/16, and (ii) Broadcom and BRCM, Case No. 7 O 98/16, in the Mannheim District Court in

Germany, alleging infringement of the European patent-at-issue. The required relief includes damages in an unspecified amount and an injunction preventing the sale of the accused products.
On May 23, 2016, Tessera and Tessera Advanced Technologies, Inc. also filed a complaint against Broadcom Corporation in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00380, alleging infringement of four additional U.S. patents relating to semiconductor packaging, semiconductor manufacturing and circuit technologies. On June 19, 2016, the complaint was amended to add three more U.S. patents relating to semiconductor packaging technologies for a total of seven U.S. patents in this matter. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
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
On April 8, 2015, a putative class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief and on August 17, 2016, the Defendants-Appellees filed their answering brief.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the court granted motions to dismiss filed by AT Wireless, the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
On August 17, 2016, the five remaining PLX director-defendants and Deutsche Bank Securities entered into a stipulation of partial settlement to resolve claims against all of the former PLX directors and Deutsche Bank Securities asserted in the Delaware class action. The partial settlement also provides for a release of all potential claims against AT Wireless, Pluto Merger Sub, Avago and PLX. Defendant Potomac Capital Partners II, L.P. is not a party to the settlement. This partial settlement is subject to court approval following notice to the putative class of PLX shareholders. A hearing on the settlement is scheduled for November 17, 2016.
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
13. Restructuring, Impairment and Disposal Charges
Restructuring Charges
In the second quarter of fiscal year 2016, we began the implementation of cost reduction activities associated with the Broadcom Merger. In connection with these activities, we currently expect to eliminate approximately 2,400 positions from our workforce across all business and functional areas on a global basis. Management is in the process of further evaluating the resources and business needs of the combined entities. As a result, we may eliminate additional positions and incur additional restructuring costs related to these cost reduction activities.
During the fiscal quarter and three fiscal quarters ended July 31, 2016, we recognized $57 million and $364 million, respectively, of restructuring costs in continuing operations primarily related to employee termination costs associated with the Broadcom Merger. During the fiscal quarter and three fiscal quarters ended August 2, 2015, we recognized $34 million and $60 million, respectively, of restructuring costs in continuing operations primarily related to employee termination costs related to the Emulex Corporation and LSI Corporation acquisitions.
The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the three fiscal quarters ended July 31, 2016 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 1, 2015	$13	$13	$26
Liabilities assumed from acquisition	2	13	15
Restructuring charges (a)	359	14	373
Utilization	(287)	(16)	(303)
Balance as of July 31, 2016 (b)	$87	$24	$111
_________________________________
(a) Includes $9 million of restructuring expense related to discontinued operations recognized during the three fiscal quarters ended July 31, 2016, which was included in income (loss) from discontinued operations in our condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid by the second quarter of fiscal year 2018. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2019.

Impairment and Disposal Charges
During the fiscal quarter and three fiscal quarters ended July 31, 2016, we recorded impairment charges of $220 million and $246 million, respectively, for IPR&D related to our wireless communications segment and enterprise storage segment, which were abandoned as a result of integration efforts related to the Broadcom Merger.
In addition, during the fiscal quarter and three fiscal quarters ended July 31, 2016, we recorded losses on disposal and asset impairments of $5 million and $23 million, respectively, compared to $66 million and $67 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. These charges were primarily related to the sale of certain fiber optics subsystem manufacturing and related assets.
14. Subsequent Events
Amendment to 2016 Credit Agreement
On August 2, 2016, three Broadcom subsidiaries, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into three amendments to the 2016 Credit Agreement, referred to as the August 2016 Amendments. These amendments were: (i) the Second Incremental Term A Facility Amendment, pursuant to which we incurred an additional $2,994 million of Term A Loans, which were used to repay (x) $2,521 million of outstanding Term B-1 Loans and (y) $473 million of outstanding Term A Loan by certain non-continuing lenders; (ii) the First Amendment pursuant to which we (x) incurred $6,595 million of new Term B-3 loans, which were used to repay all of the then outstanding Term B-1 Loan and (y) reduced the applicable margins on the Term B-3 Loans; and (iii) the Second Amendment pursuant to which the Term A Loan and 2016 Revolving Credit Facility lenders agreed to certain changes to the 2016 Credit Agreement to increase our operating flexibility, including the automatic release of all collateral securing the 2016 Term Loans upon (x) repayment of all outstanding Term B-3 Loans and (y) the Company’s achievement of the specified investment grade ratings. The Term A Loans incurred in August 2016 have the same terms as the existing Term A Loans. The Term B-3 Loan matures on February 1, 2023 (the same date as the prior Term B-1 Loan). A summary of the effects of the August 2016 Amendments is set forth in the table below ($ in millions):

	Amount Outstanding Immediately Prior to August 2016 Amendments	Amount Outstanding Immediately After August 2016 Amendments	Applicable Margins†
Term A Loans	$4,666	$7,187	Variable based on applicable credit rating. Unchanged by August 2016 Amendments
Term B-1 Loans	9,116	—	Eurocurrency Loans: 3.5%, Base Rate Loans: 2.5%. LIBOR floor of 0.75%.(a)
Term B-3 Loans	—	6,595	Eurocurrency Loans: 3.0%, Base Rate Loans: 2.0%. No LIBOR floor. (b)
Total 2016 Term Loans	$13,782	$13,782
_________________________________
† All capitalized terms are as defined in the 2016 Credit Agreement.
(a) Margins were subject to a step-down adjustment of 0.25% based on achievement of a total leverage ratio of less than or equal to 1.75:1.00.
(b) Margins are subject to a step-down adjustment of 0.25% upon achievement of a total net leverage ratio of less than or equal to 1.50:1.00.
Cash Dividends/Distribution Declared
On August 31, 2016, Broadcom’s Board of Directors declared an interim cash dividend of $0.51 per Broadcom ordinary share, payable on September 30, 2016 to shareholders of record at the close of business (Eastern Time) on September 19, 2016, or the Broadcom Dividend.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $0.51 distribution per Partnership REU, payable on September 30, 2016, to Limited Partners of record at the close of business (Eastern Time) on September 19, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 1, 2015, or fiscal year 2015, included in the Annual Report on Form 10-K for fiscal year 2015, or 2015 Annual Report on Form 10-K, of Avago Technologies Limited, or Avago. Financial information and results of operations presented in this Form 10-Q for periods prior to February 1, 2016 relate to Avago, our predecessor, and relate to Broadcom Limited and Broadcom Cayman L.P. for the period after February 1, 2016, the date of completion of our acquisition of Broadcom Corporation, or BRCM, and Avago, or the Acquisition Date. Similarly, references to “Broadcom,” “we,” “our” and “us” are to Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P., from and after the Acquisition Date and, prior to that time, to our predecessor, Avago, unless otherwise specified or the context otherwise requires. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities; statements about (i) the expected benefits of our acquisition of BRCM, (ii) our plans, objectives and intentions with respect to future operations and products, (iii) our competitive position and opportunities, and (iv) the impact of the transaction on the market for our products; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property, or IP, rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that we will achieve the expected benefits of our acquisition of BRCM or our other acquisitions, product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands in order to effect the business combination between Avago and BRCM. In connection with the completion of the Broadcom Transaction (as defined below), the Partnership amended and restated its exempted limited partnership agreement, or the Partnership Agreement, whereby it authorized its common partnership units, or Common Units, and its restricted exchangeable limited partnership units, or Partnership REUs. Broadcom remained its sole General Partner and currently owns a majority interest (by vote and value) in the Partnership. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership Agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
The Partnership REUs are deemed to be registered under Section 12(b) of the Exchange Act and the Partnership is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
Recent Developments and Highlights
On February 1, 2016, pursuant to the Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom, Avago, BRCM, the Partnership and certain other subsidiaries of Broadcom, (i) Broadcom acquired Avago pursuant to a Scheme of Arrangement, or the Avago Scheme, under Singapore law in accordance with Section 210 of the Companies Act (Chapter 50) of Singapore, and (ii) thereafter, two subsidiaries of Broadcom merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger. Following the consummation of the Avago Scheme and the Broadcom Merger, or the Broadcom Transaction, each of Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership.
Pursuant to the Avago Scheme, all of the ordinary shares in the capital of Avago issued and outstanding immediately prior to the effectiveness of the Avago Scheme were exchanged, on a one-for-one basis, for newly issued ordinary shares of Broadcom.
Pursuant to the terms of the Broadcom Agreement, BRCM shareholders received, in aggregate, approximately $16,798 million in cash, 112 million of Broadcom ordinary shares and 23 million Partnership REUs in exchange for all shares of BRCM common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Broadcom Merger. Broadcom also assumed unvested restricted stock unit awards, or RSUs, originally granted by BRCM and converted them into 6 million Broadcom RSUs.
The aggregate consideration for the Broadcom Merger was approximately $35,706 million. We funded the cash portion of the Broadcom Merger with net proceeds from the issuance of $15,628 million in term loans under a new collateralized credit facility, or the 2016 Credit Agreement, that we entered into at the time of closing of the Broadcom Merger, which is discussed in detail in “Note 6. Borrowings” included in Part I, Item 1 of this Form 10-Q, as well as cash on hand of the combined companies. The financial results provided in this Form 10-Q include the results of operations of BRCM commencing as of the Acquisition Date.
In the fiscal quarter ended May 1, 2016, Broadcom’s Board of Directors, or the Board, approved the implementation of cost reduction activities associated with the Broadcom Merger. We recorded $277 million and $604 million in restructuring, impairment, and disposal charges related to the Broadcom Merger and related integration efforts during the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. In connection with this action, we expect to eliminate approximately 2,400 positions from our workforce across all business and functional areas on a global basis.
In addition to the Broadcom Transaction, highlights during the three fiscal quarters ended July 31, 2016 include the following:

•	Our cash and cash equivalents were $1,961 million at July 31, 2016, compared with $1,822 million at November 1, 2015.

•	We generated $2,059 million of cash from operations during the three fiscal quarters ended July 31, 2016.

•
Broadcom paid aggregate cash dividends on its ordinary shares of $514 million, and the Partnership made aggregate distributions of $23 million on its Partnership REUs during the three fiscal quarters ended July 31, 2016.

•	During the fiscal quarter ended July 31, 2016, we completed the sales of certain BRCM businesses for aggregate cash proceeds of $630 million.

•
During the three fiscal quarters ended July 31, 2016, we repaid in full our term loan facility of $4,600 million, or the 2014 Term Loans, under our collateralized credit agreement, and fully repaid the €900 million Term B-1 Euro Loan (defined below under “Non-Operating Income and Expenses”) and the $500 million Term B-2 Loan (defined below under “Non-Operating Income and Expenses”), partially funded with $325 million of additional Term A Loan (defined below under “Non-Operating Income and Expenses”) borrowings. As a result, we wrote-off $74 million of debt issuance costs, which were included in gain (loss) on extinguishment of debt in our condensed consolidated statements of operations.

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
There were no significant changes in our critical accounting policies during the three fiscal quarters ended July 31, 2016 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Avago’s 2015 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended July 31, 2016 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 2, 2015

	Fiscal Quarter Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$3,792	$1,735	100%	100%
Cost of products sold:
Cost of products sold	1,520	694	40	40
Purchase accounting effect on inventory	271	26	7	2
Amortization of intangible assets	211	129	6	7
Restructuring charges	8	2	—	—
Total cost of products sold	2,010	851	53	49
Gross margin	1,782	884	47	51
Research and development	814	276	22	16
Selling, general and administrative	230	143	6	8
Amortization of intangible assets	728	68	19	4
Restructuring, impairment and disposal charges	274	98	7	6
Total operating expenses	2,046	585	54	34
Operating income (loss)	$(264)	$299	(7)%	17%

	Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$9,104	$4,984	100%	100%
Cost of products sold:
Cost of products sold	3,656	2,038	41	41
Purchase accounting effect on inventory	1,099	30	12	1
Amortization of intangible assets	539	355	6	7
Restructuring charges	41	5	—	—
Total cost of products sold	5,335	2,428	59	49
Gross margin	3,769	2,556	41	51
Research and development	1,868	762	21	15
Selling, general and administrative	582	368	6	7
Amortization of intangible assets	1,517	186	17	4
Restructuring, impairment and disposal charges	592	122	6	2
Total operating expenses	4,559	1,438	50	28
Operating income (loss)	$(790)	$1,118	(9)%	23%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, has varied from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 13% of our net revenue during both of the fiscal quarter and three fiscal quarters ended July 31, 2016. Foxconn accounted for 21% and 23% of our net revenue during the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes, including Foxconn, accounted for more than 10% of our net revenue for both the fiscal quarter and three fiscal quarters ended July 31, 2016.
Our top five direct customers collectively account for a significant portion of our total net revenue. For the fiscal quarter ended July 31, 2016, our top five direct customers collectively accounted for 34% of our net revenue and included two distributors. For the three fiscal quarters ended July 31, 2016, our top five direct customers collectively accounted for 31% of our net revenue and included two distributors.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true in our wireless communications segment as fluctuations may be magnified by the launches of, and seasonal variations in, sales of mobile handsets, as well as changes in the overall economic environment.
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
The following tables set forth net revenue by segment for the fiscal quarters and three fiscal quarters ended July 31, 2016 and August 2, 2015 (in millions, except for percentages):

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue	July 31, 2016	August 2, 2015	$ Change	% Change	July 31, 2016	August 2, 2015	$ Change	% Change
Wired infrastructure	$2,062	$372	$1,690	454%	$4,508	$1,101	$3,407	309%
Wireless communications	1,008	616	392	64	2,378	1,856	522	28
Enterprise storage	527	588	(61)	(10)	1,730	1,541	189	12
Industrial & other	195	159	36	23	488	486	2	—
Total net revenue	$3,792	$1,735	$2,057	119	$9,104	$4,984	$4,120	83

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
% of Net Revenue	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Wired infrastructure	54%	21%	50%	22%
Wireless communications	27	36	26	37
Enterprise storage	14	34	19	31
Industrial & other	5	9	5	10
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended July 31, 2016 compared to corresponding prior year period. Net revenue from our wired infrastructure and wireless communications segments increased primarily due to the contributions from acquired BRCM products since February 1, 2016. Net revenue from our enterprise storage segment decreased primarily due to a decline in demand for our server and storage connectivity products. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our optocoupler and industrial fiber optic products. Our net revenue also included $112 million from development arrangements and sales and licensing of IP, compared to $76 million in the corresponding prior year period, which primarily benefited our wired infrastructure and industrial & other segments, respectively.
Three fiscal quarters ended July 31, 2016 compared to corresponding prior year period. Net revenue from our wired infrastructure segment increased primarily due to the contributions from BRCM products acquired in February 2016. Net revenue from our wireless communications segment increased primarily due to contributions from acquired BRCM wireless connectivity and related products since February 1, 2016, partially offset by a decrease in demand for our radio frequency, or RF, components from a key North American smartphone customer. Net revenue from our enterprise storage segment increased primarily due to contributions from the Emulex Corporation business acquired in May 2015. Net revenue from our industrial & other segment was flat. Our net revenue also included $314 million from development arrangements and sales and licensing of IP, compared to $226 million in the corresponding prior year period, which primarily benefited our wired infrastructure and industrial & other segments, respectively.

Gross Margin
Gross margin was $1,782 million for the fiscal quarter ended July 31, 2016 compared to $884 million for the fiscal quarter ended August 2, 2015. This $898 million increase was primarily due to contributions from the BRCM businesses acquired in February 2016. As a percentage of net revenue, gross margin was 47% and 51% for the fiscal quarters ended July 31, 2016 and August 2, 2015, respectively. Gross margin was $3,769 million for the three fiscal quarters ended July 31, 2016 compared to $2,556 million for the three fiscal quarters ended August 2, 2015. This $1,213 million increase was primarily due to contributions from the BRCM businesses acquired in February 2016 to our wired infrastructure and wireless communications segments and contributions from the Emulex business acquired in May 2015 to our enterprise storage segment. As a percentage of net revenue, gross margin was 41% and 51% for the three fiscal quarters ended July 31, 2016 and August 2, 2015, respectively. The 4% and 10% decreases in gross margin as a percentage of net revenue for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, compared to the same periods in the prior year, were largely due to $271 million and $1,099 million, respectively, of costs resulting from the step-up of inventory to fair value and the increase in amortization of intangible assets associated with the Broadcom Merger.
Research and Development Expense
Research and development expense increased $538 million, or 195%, for the fiscal quarter ended July 31, 2016 compared to the fiscal quarter ended August 2, 2015. Research and development expense increased $1,106 million, or 145%, for the three fiscal quarters ended July 31, 2016 compared to the three fiscal quarters ended August 2, 2015. Research and development expense as a percentage of net revenue was 22% for the fiscal quarter ended July 31, 2016 compared to 16% for the fiscal quarter ended August 2, 2015. Research and development expense as a percentage of net revenue was 21% for the three fiscal quarters ended July 31, 2016 compared to 15% for the three fiscal quarters ended August 2, 2015. The overall increase in research and development expense dollars and as a percentage of net revenue for the fiscal quarter and three fiscal quarters ended July 31, 2016 was primarily due to the acquisition of BRCM. Share-based compensation included in research and development expense increased due to RSUs assumed in, and integration-awards granted to employees acquired in, the Broadcom Merger, as well as annual employee equity awards at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $87 million, or 61%, for the fiscal quarter ended July 31, 2016, compared to the fiscal quarter ended August 2, 2015. Selling, general and administrative expense increased $214 million, or 58%, for the three fiscal quarters ended July 31, 2016, compared to the three fiscal quarters ended August 2, 2015. As a percentage of net revenue, selling, general and administrative expense was 6% in each of the fiscal quarter and three fiscal quarters ended July 31, 2016, as compared to 8% and 7% in the corresponding prior year periods, respectively. The overall increase in selling, general and administrative expense dollars for the fiscal quarter and three fiscal quarters ended July 31, 2016 was primarily due to the acquisition of BRCM. Share-based compensation included in selling, general and administrative expense increased on a dollar basis due to RSUs assumed in, and integration-awards granted to employees acquired in, the Broadcom Merger.
Amortization of Intangible Assets
Total amortization of intangible assets was $939 million and $2,056 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, compared to $197 million and $541 million, respectively, in the corresponding prior year periods. The increase in amortization expense in fiscal year 2016 was primarily attributable to an increase in amortizable intangible assets from the Broadcom Merger and, to a lesser extent, the acquisition of Emulex.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges, recognized primarily in operating expenses, were $282 million and $633 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, compared to $100 million and $127 million, respectively, in the corresponding prior year fiscal periods. These increases were due in both cases, primarily to the Broadcom Merger, including $220 million and $246 million, respectively, of impairment charges due to the write-off of in-process research and development projects. Restructuring charges were due primarily to employee termination, lease and other exit costs resulting from our acquisitions. We expect to incur substantial additional restructuring charges in future periods as a result of the Broadcom Merger and any further acquisitions that we may make in the future.
Restructuring, impairment and disposal charges for the three fiscal quarters ended July 31, 2016 also included a $23 million loss primarily related to the disposal of certain fiber optics subsystem manufacturing and related assets. During the three fiscal quarters ended August 2, 2015, we recognized a $67 million loss in restructuring, impairment and disposal charges primarily related to the write down of these fiber optics subsystem manufacturing and related assets to fair value, less costs to sell.

Segment Operating Results
The following tables set forth operating income by segment for the fiscal quarters and three fiscal quarters ended July 31, 2016 and August 2, 2015 (in millions, except for percentages):

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income	July 31, 2016	August 2, 2015	$ Change	% Change	July 31, 2016	August 2, 2015	$ Change	% Change
Wired infrastructure	$846	$130	$716	551%	$1,800	$345	$1,455	422%
Wireless communications	308	285	23	8	754	871	(117)	(13)
Enterprise storage	223	225	(2)	(1)	749	588	161	27
Industrial & other	102	78	24	31	256	243	13	5
Unallocated expenses	(1,743)	(419)	(1,324)	316	(4,349)	(929)	(3,420)	368
Total operating income (loss)	$(264)	$299	$(563)	(188)	$(790)	$1,118	$(1,908)	(171)
Fiscal quarter ended July 31, 2016 compared to corresponding prior year period. Operating income from our wired infrastructure and wireless communications segments increased primarily due to contributions from the acquired BRCM products. Operating income from our enterprise storage segment was flat. Operating income from our industrial & other segment increased primarily due to an increase in revenue from our optocoupler and industrial fiber optic products as a result of an increase in demand for these products.
Three fiscal quarters ended July 31, 2016 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased primarily due to contributions from the acquired BRCM wired products. Operating income from our wireless communications segment decreased primarily due to decrease in demand for our RF components from a key North American smartphone customer, partially offset by contributions from the BRCM wireless connectivity products. Operating income from our enterprise storage segment increased primarily due to contributions from the acquired Emulex business. Operating income from our industrial & other segment was higher due to an increase in revenue for our optocoupler and industrial fiber optic products.
Unallocated expenses include amortization of intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, including charges related to the step-up of inventory to fair value, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 316% and 368% in the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, compared with the corresponding prior fiscal year periods, primarily due to increases in charges related to the step-up of inventory to fair value, amortization of intangible assets, restructuring, impairment and disposal charges, and costs incurred, in each case, in connection with the Broadcom Merger. Additionally, share-based compensation increased due to RSUs assumed in, and integration-awards granted to employees acquired in, the Broadcom Merger.
Non-Operating Income and Expenses
Interest expense. Interest expense was $139 million and $479 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, and $43 million and $150 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. These increases in interest expense were primarily due to higher outstanding debt balances and the associated interest rates, and expenses related to debt modification and ticking fees, in each case associated with the financing of the Broadcom Merger.
Loss on extinguishment of debt. During the three fiscal quarters ended July 31, 2016, we repaid in full our 2014 Term Loans, and fully repaid the €900 million Term B-1 Euro Loan (defined below). We also fully repaid the $500 million Term B-2 Loan (defined below), partially funded with $325 million of additional Term A Loan (defined below) borrowings. These payments resulted in the write-off of debt issuance costs of $21 million and $74 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. In March 2015, we made a $593 million principal prepayment on our 2014 Term Loans, which resulted in a write-off of debt issuance costs of $13 million for the three fiscal quarters ended August 2, 2015.
In connection with the completion of the Broadcom Merger, three Broadcom subsidiaries entered into the 2016 Credit Agreement, which originally provided for a Term A loan facility in the aggregate principal amount of $4,400 million, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, equivalent to $978 million as of February 1, 2016, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan, and Term B-1 Euro Loan, referred to as the 2016 Term Loans. The 2016 Credit Agreement also provides for a revolving credit facility, or the 2016 Revolving Credit Facility, that permits us to borrow from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis.
To the extent we prepay our 2016 Term Loans, we would expect a decrease in interest expense and an increase in loss on extinguishment of debt.
Other income, net. Other income, net was $4 million and $1 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively, compared to $8 million and $24 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. This includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items.
Provision for (benefit from) income taxes. For the fiscal quarter and three fiscal quarters ended July 31, 2016, we had a benefit from income taxes of $117 million and $199 million, respectively, compared to provisions of $23 million and $61 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. The income tax benefits in the 2016 periods are a result of the losses from continuing operations, partially offset by a $60 million net discrete expense, for the three fiscal quarters ended July 31, 2016, as discussed below.
Starting with the fiscal quarter ended May 1, 2016, we no longer intend to indefinitely reinvest in operations outside of Singapore. As a result, we have made a provision for taxes, including withholding taxes, on $1,854 million of our undistributed earnings as of November 1, 2015, and recognized $93 million of discrete expense in the three fiscal quarters ended July 31, 2016, related to these undistributed earnings. This discrete expense was partially offset by discrete benefits that included $19 million from the release of California state valuation allowance as a result of the Broadcom Merger, $5 million from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, and $13 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2015 to November 1, 2015.
In connection with the Broadcom Merger, $10,023 million net deferred tax liabilities were established on the excess of book basis over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested and acquired identifiable intangible assets, partially offset by acquired tax attributes. Net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation related to the Broadcom Merger. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
Our provision for income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganizations, in particular as a result of the Broadcom Transaction.
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
Liquidity and Capital Resources
Our primary sources of liquidity as of July 31, 2016 consisted of: (1) approximately $1,961 million in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our outstanding revolving credit facility of up to $500 million aggregate principal amount, or 2016 Revolving Credit Facility, under the 2016 Credit Agreement, which is committed until February 1, 2021, substantially all of which was available to be drawn as of July 31, 2016, and (4) our ability to increase the aggregate term loans and revolving credit commitments under the 2016 Credit Agreement, referred to as the accordion feature, subject to the terms and conditions of the 2016 Credit Agreement and the availability of commitments. The 2016 Credit Agreement was entered in connection with the completion of the Broadcom Merger, and replaced our 2014 Credit Agreement. The 2016 Credit Agreement is discussed in more detail in “Note 6. Borrowings” included in Part I, Item 1 of this Form 10-Q.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to outstanding indebtedness, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions and investments we may make from time to time, (v) interim cash dividend payments by Broadcom (if and when declared by the Board), (vi) cash distributions by the Partnership (if and when declared by the Partnership’s general partner), (vii) payment of income taxes and (vii) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the 2016 Revolving Credit Facility and the accordion feature in our 2016 Credit Agreement, provide sufficient liquidity to fund our current obligations for at least the next 12 months.
We anticipate that our capital expenditures for fiscal year 2016 will be higher than fiscal year 2015, due primarily to expenditures for construction at our Irvine and San Jose campuses acquired in connection with the Broadcom Merger, continued expenditures for capacity expansion in our Fort Collins internal fabrication facility, income tax payments, spending on equipment to support various research and development projects and upgrading our test manufacturing equipment.
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
Summary and Highlights for the Three Fiscal Quarters ended July 31, 2016
Our cash and cash equivalents increased by $139 million to $1,961 million at July 31, 2016 from $1,822 million at November 1, 2015. The increase was largely due to $2,059 million in net cash provided by operating activities, $15,926 million of proceeds from the issuance of 2016 Term Loans, $698 million of proceeds received from the sale of businesses and certain assets and $217 million from the issuance of ordinary shares upon exercises of share options and purchase rights under Broadcom’s employee share purchase plan, partially offset by $9,987 million paid in the Broadcom Merger, the repayment of $6,145 million, in aggregate principal amount, of our 2014 Term Loans and 2016 Term Loans, $1,475 million repayment of debt assumed in the Broadcom Merger, $537 million in dividend payments by Broadcom and cash distributions by the Partnership (discussed in more detail below), $530 million in capital expenditures, and $108 million in debt issuance costs related to the 2016 Term Loans.
Dividends/Distributions
Broadcom paid cash dividends of $0.50 and $0.40 per ordinary share, or $199 million and $104 million, during the fiscal quarters ended July 31, 2016 and August 2, 2015, respectively. Broadcom paid cash dividends of $1.43 and $1.13 per ordinary share, or $514 million and $292 million, during the three fiscal quarters ended July 31, 2016 and August 2, 2015, respectively.
The Partnership paid a cash distribution of $199 million and $392 million to Broadcom, as General Partner, and a cash distribution of $0.50 and $0.99 per Partnership REU, or $12 million and $23 million, to its limited partners during the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively.
Cash Flows for the Three Fiscal Quarters Ended July 31, 2016 and August 2, 2015
Our cash flows for the three fiscal quarters ended July 31, 2016 and August 2, 2015 were as follows (in millions):

	Three Fiscal Quarters Ended
	July 31, 2016	August 2, 2015
Net cash provided by operating activities	$2,059	$1,736
Net cash used in investing activities	(9,866)	(177)
Net cash provided by (used in) financing activities	7,946	(1,809)
Net change in cash and cash equivalents	$139	$(250)
Operating Activities
Cash provided by operating activities represents net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The $323 million increase in cash provided by operations during the three fiscal quarters ended July 31, 2016, compared to the three fiscal quarters ended August 2, 2015, was due to the adjustments to net income (loss) for non-cash items and changes in assets and liabilities, partially offset by the impact of a net loss during the three fiscal quarters ended July 31, 2016. The adjustments to net income (loss) for non-cash items were higher, compared to the three fiscal quarters ended

August 2, 2015, primarily due to depreciation and amortization and share-based compensation, as well as restructuring, impairment and disposal charges, offset in part by deferred taxes.
Changes in assets and liabilities as of July 31, 2016, compared to November 1, 2015, primarily reflected the sale of inventory stepped up to fair value as a result of the Broadcom Merger, partially offset by an increase in accounts receivable, net, due to the linearity of revenue and timing of collections, and a decrease in accounts payable due to the timing of disbursements.
On February 1, 2016, we closed the Broadcom Merger. The following table presents the changes in selected balance sheet captions, the assets acquired and liabilities assumed in connection with the Broadcom Merger, and changes due to non-BRCM acquisition activities during the three fiscal quarters ended July 31, 2016 (in millions):

	Balances at	Balances acquired and assumed from BRCM on	Balances at	Non-BRCM acquisition
	November 1, 2015	February 1, 2016	July 31, 2016	Increase (Decrease)
Trade accounts receivable, net	$1,019	$669	$2,181	$493
Inventory	524	1,853	1,306	(1,071)
Assets held-for-sale	22	833	246	(609)
Other current assets	372	194	354	(212)
Other long-term assets	345	121	528	62
Accounts payable	617	559	1,127	(49)
Employee compensation and benefits	250	104	424	70
Other current liabilities	206	791	843	(154)
Other long-term liabilities	381	10,617	10,671	(327)
Investing Activities
Cash provided by (used in) investing activities consists primarily of cash used for acquisitions, capital expenditures and proceeds from divestitures. The change in investing cash flows for the three fiscal quarters ended July 31, 2016 compared to the three fiscal quarters ended August 2, 2015 primarily relates to $9,987 million paid for the Broadcom Merger, a $49 million increase in purchase of investments, and a $43 million increase in purchases of property, plant and equipment, partially offset by $89 million of proceeds from sales and maturities of investments and a $48 million increase in proceeds from the sales of businesses.
Financing Activities
Broadcom
Cash provided by (used in) financing activities consists primarily of proceeds from the 2016 Term Loans, repayment of 2014 Term Loans, prepayments made on our 2016 Term Loans, payment of assumed debt, dividend payments by Broadcom, cash distributions by the Partnership, proceeds from the issuance of ordinary shares through employee equity incentive plans and payments of debt issuance costs. The change in financing cash flows for the three fiscal quarters ended July 31, 2016 compared to the three fiscal quarters ended August 2, 2015 was due to proceeds from the 2016 Term Loans and a $31 million increase in proceeds from the issuance of ordinary shares through employee equity incentive plans, partially offset by repayment of 2014 Term Loans, prepayments made on our 2016 Term Loans, payment of assumed debt and a $245 million increase in dividend payments.
The Partnership
Cash provided by (used in) financing activities consists primarily of proceeds from the 2016 Term Loans, repayment of 2014 Term Loans, prepayments made on our 2016 Term Loans, payment of assumed debt, dividend/distribution payments, proceeds from the issuance of ordinary shares through Broadcom employee equity incentive plans and payments of debt issuance costs. The change in financing cash flows for the three fiscal quarters ended July 31, 2016 compared to the three fiscal quarters ended August 2, 2015 was due to proceeds from the 2016 Term Loans and $99 million from capital transactions with the General Partner, partially offset by repayment of 2014 Term Loans, prepayments made on our 2016 Term Loans, payment of assumed debt and a $245 million increase in dividend and distribution payments.

Indebtedness
See “Note 6. Borrowings” included in Part I, Item 1 of this Form 10-Q.
2016 Credit Agreement
During the three fiscal quarters ended July 31, 2016, we made principal prepayments totaling $610 million on the Term B-1 Loan and fully repaid the €900 million Term B-1 Euro Loan and $500 million Term B-2 Loan. The paydown of the Term B-2 Loan was partially funded with $325 million of additional Term A Loan borrowings. As a result, during the fiscal quarter and three fiscal quarters ended July 31, 2016, we wrote-off $21 million and $40 million, respectively, of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.
As of July 31, 2016, the outstanding balance of 2016 Term Loans, net of the unaccreted discount and unamortized debt issuance costs, was $13,576 million. As of July 31, 2016, there were no borrowings outstanding under the 2016 Revolving Credit Facility or material outstanding letters of credit.
We were in compliance with all of the covenants described in the 2016 Credit Agreement as of July 31, 2016.
Subsequent to the end of the fiscal quarter ended July 31, 2016, we amended the 2016 Credit Agreement and refinanced all of the outstanding Term B-1 Loans and increased the amount of outstanding Term A Loans. See Note 14. “Subsequent Events” included in Part I, Item 1 of this Form 10-Q.
Contractual Commitments
See “Note 12. Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at July 31, 2016 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
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
 Interest Rate Risk
At July 31, 2016, we had $13,782 million of 2016 Term Loans outstanding under our 2016 Credit Agreement, all of which is subject to applicable floating interest rates based on LIBOR. On August 2, 2016, pursuant to the amendment to the 2016 Credit Agreement, the maximum interest rates applicable to our outstanding indebtedness under the 2016 Credit Agreement were reduced. Following this amendment, a 1% change in LIBOR would increase interest expense for the next 12 months on our outstanding 2016 Term Loans by $138 million, based on the principal amount of the 2016 Term Loans outstanding as of July 31, 2016.
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
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also seek to mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of July 31, 2016, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
Broadcom Limited
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and acting Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of July 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Broadcom Cayman L.P.
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the management of Broadcom, as our General Partner, including the CEO and CFO of Broadcom as authorized representatives in its capacity as the General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures as of July 31, 2016. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to the management of Broadcom, as our General Partner, including the CEO and CFO of Broadcom, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, the management of Broadcom, as our General Partner, including the CEO and CFO concluded that, as of July 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, the management of our General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and the management of our General Partner is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Note 12, Commitments and Contingencies” included Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
As noted above, Broadcom is the successor to Avago. Following the acquisition of BRCM, on February 1, 2016, Broadcom became the ultimate parent company of Avago and BRCM. Financial information and results of operations presented in this Form 10-Q for periods prior to February 1, 2016 relate to Avago and relate to us for the periods after February 1, 2016.
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
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
We completed the Broadcom Transaction on February 1, 2016. Although we expect significant benefits to result from this acquisition, there can be no assurance that we will actually realize all of the anticipated benefits of the acquisition. The value of our ordinary shares may be affected by our ability to achieve these anticipated benefits. Achieving these benefits depends, in part, on our ability to integrate BRCM’s business successfully and efficiently with our business, and the harmonization of differences in the business cultures between the two companies and their personnel. The challenges and risks involved in this integration, which are complex and time-consuming, include the following:

•	consolidating and integrating information technology, corporate, finance and administrative infrastructures;

•
demonstrating to customers of Avago and BRCM that our new combined organizational structure will not adversely affect our ability to address the needs of customers or result in the loss of attention or business focus;

•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	managing effectively an expanded management structure;

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;

•	coordinating and integrating our international operations;

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees;

•	servicing the substantial debt we incurred in connection with Broadcom Transaction;

•	managing effectively any divestitures of the BRCM businesses;

•	integrating financial forecasting and controls, procedures and reporting cycles, including integration of the BRCM businesses onto our enterprise resource planning system; and

•	minimizing the diversion of management attention from important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of BRCM, then we may not achieve all of the anticipated benefits of the acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected. The anticipated benefits we expect to realize from the Broadcom Transaction are, necessarily, based on projections and assumptions about the combined businesses. These projections and assumptions may be inaccurate and we may not successfully integrate BRCM into our operations in a timely manner, or at all. In addition, we may be exposed to unexpected contingencies or liabilities of BRCM. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results.
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
We are dependent on a small number of direct customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. During both the fiscal quarter and three fiscal quarters ended July 31, 2016, direct sales to Foxconn accounted for 13% of our net revenue. For the fiscal quarter and three fiscal quarters ended July 31, 2016, our top five direct customers, which included two distributors, collectively accounted for 34% and 31% of our net revenue, respectively. We also believe our aggregate sales to Apple Inc., or Apple, when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for more than 10% of our net revenue for both the fiscal quarter and three fiscal quarters ended July 31, 2016.
This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. In addition, a substantial amount of our products are sold through a limited number of distributors, which increases our customer concentration and related credit risks.
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
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. Factors that can impact our ability to accurately estimate future customer requirements include the short-term nature of commitments from many of our customers, the ability of customers to reschedule, cancel and modify orders with little or no notice and without significant penalty, and the possibility of rapid changes in demand for our customers’ products, as well as seasonal or cyclical trends in their industries. For example, the smartphone market is particularly volatile, being subject to the timing of product launches and the year-end holiday selling season.
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
Our wired infrastructure segment is our largest segment, and accounted for 54% of our net revenue for the fiscal quarter ended July 31, 2016. In this segment, we generate revenue primarily from the sale of custom ASICs, Ethernet switching and physical layer devices, particularly those for data center and enterprise networking products, which are manufactured by an increasingly concentrated group of large OEMs. Our success in these markets is dependent on IT and data center spending, which can vary dramatically from quarter to quarter, and on our ability to transition our products to increasingly smaller line width geometries. We also generate revenue from products used in set-top box solutions, which is dependent upon consumer demand for traditional cable TV services. As a result, increased consumer demand for products and services that offer subscription video content on demand or the ability to download content that can be viewed on multiple devices, could adversely affect our results of operations. In addition, we generate revenue from products used in broadband access equipment and modem solutions, which is dependent on capital expenditures on the installation of broadband capacity. Our operating results would be negatively impacted by any decrease in demand for broadband capacity.
During the fiscal quarter ended July 31, 2016, revenue from our wireless communications segment accounted for 27% of our net revenue. A substantial portion of our revenue in this segment is generated from sales of products for use in mobile handsets, particularly our FBAR filter and WiFi and Bluetooth connectivity products, the market for which is growing and becoming increasingly competitive and volatile. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technologies and changing consumer preferences. These factors result in the frequent introduction of new handsets and other mobile devices, aggressive price competition, short life cycles for our products, and continually evolving mobile handset specifications. If we or our mobile handset OEM customers are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this consumer-driven market is dependent on the overall demand for mobile handsets and macroeconomic conditions in general, as well as relative success of the mobile handsets into which our products are incorporated. For example, if we have more content in a handset that is less commercially successful than a handset in which we have less content, this could negatively impact our results of operations.
In addition, the timing of new handset launches, which also drive demand, is often unpredictable. If mobile handset OEMs inaccurately forecast consumer demand, this may lead to significant increases or decreases in orders to their component suppliers, including us, both within a quarter and from quarter to quarter.
During the fiscal quarter ended July 31, 2016, revenue from our enterprise storage segment accounted for 14% of our net revenue. We generate segment revenue primarily from our server and storage connectivity products and products used in HDDs. Similar to our wired infrastructure segment, sales of our data center products are dependent on data center spending. Additionally, the volume of HDD-related sales has decreased sharply over the past several years and is expected to continue to decrease as personal computer sales slow and customers move from HDD to flash memory.
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
We are continuing to add manufacturing capacity at our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless communications segment, including to support our three-year supply arrangement with Apple, and to leverage our fixed costs. Substantially all of our FBAR filter products are manufactured at our Fort Collins facility. We also have a manufacturing facility in Eugene, Oregon, which we intend to develop to provide additional FBAR filter manufacturing capacity for our wireless business. These improvements require substantial capital investment. Starting in 2016, at our Fort Collins facility, we began adding an 8” wafer line and starting the conversion of our 6” wafer lines to 8” wafer lines to increase capacity. If such conversions do not go as planned this could result in reduced yields and therefore reduced capacity at this facility.
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

•	changes in our product mix or customer mix and their effect on our gross margin;

•	seasonality or cyclical fluctuations in our markets;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;

•	fluctuations in interest rates, as our 2016 Term Loans bear interest at a floating rate;

•	fluctuations in currency exchange rates;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. For example, during past industry downturns, competition in our target markets intensified as semiconductor manufacturers reduced prices to combat production overcapacity and high inventory levels. In industry downturns, manufacturers in financial difficulties or in bankruptcy may implement pricing structures designed to ensure short-term market share and near-term survival, rather than securing long-term viability. If we are unable to compete successfully or if such actions drive down the prices we are able to charge for our products, we may lose market share for our products or incur significant reduction in our project margins, any of which could have a material adverse effect on our business and results of operations. Also see “The average selling prices of products in our markets have often decreased rapidly and may do so in the future, which could harm our revenue and gross profit”.
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
We purchase a significant portion of our semiconductor materials and finished goods from a few contract manufacturers and materials providers, some of which are single source suppliers. For the fiscal quarter and three fiscal quarters ended July 31, 2016, we purchased 55% and 54%, respectively, of the materials for our manufacturing processes from two and three materials providers, respectively. For fiscal year 2015, we purchased 51% of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified IP activities in Singapore. Subject to our compliance with these conditions, the Singapore tax incentives are presently scheduled to expire at various dates generally between 2020 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying Malaysian income, which is effective up to and including our fiscal year 2018. The tax incentives and tax holidays that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. For fiscal years 2015, 2014 and 2013, the effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $207 million, $99 million and $77 million, respectively, and increase diluted net income per share by $0.74, $0.37 and $0.31, respectively.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenue for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of July 31, 2016 and November 1, 2015, we had an aggregate of approximately $74 million and $40 million on deposit with various distributors to fund these programs, respectively. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 31% and 21% of our net revenue in the three fiscal quarters ended July 31, 2016 and fiscal year 2015, respectively.
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

Our effective tax rates may be adversely affected by reorganization or restructuring of our businesses or assets, changes in our corporate or debt financing structure, jurisdictional revenue mix, changes in tax regulations or policy and the outcome of tax audits and examinations, which could materially, adversely affect financial results.
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
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure;

•	jurisdictional mix of our income and assets, and the resulting tax effects of differing tax rates in different countries;

•	repatriation of earnings;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	changes in transfer pricing rules or methods of applying these rules;

•	changes in tax laws, changes to the taxation of earnings of non-U.S. subsidiaries, the deductibility of expenses attributable to non-U.S. income and U.S. foreign tax credit rules;

•	tax effects of increases in non-deductible employee compensation;

•	changes in accounting rules or principles and in the valuation of deferred tax assets and liabilities;

•	outcomes of income tax audits; and

•	expiration or lapses of tax credits or incentives.
We have historically fully utilized and reinvested a portion of our foreign cash to fund our foreign operation. This determination is required to be made annually, however, we do not currently intend to indefinitely reinvest in our operations outside Singapore. As a result, the amount of our income taxes payable could increase materially and consume a significant amount of our cash as earnings from our subsidiaries are repatriated to Singapore through our corporate structure. In addition, our provision for income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganizations, in particular as a result of the Broadcom Transaction, which would also affect our overall effective tax rate.
We have also adopted transfer-pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, and licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future tax years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
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
Tax bills are introduced from time to time to reform U.S. taxation of international business activities. The Organisation for Economic Co-operation and Development, or OECD, also recently released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and guidelines in determining arm’s length transfer pricing. This guidance is collectively referred to as Base Erosion and Profit Shifting, or BEPS, an initiative that aims to standardize and modernize global tax policy. Depending on legislation ultimately enacted in connection with this guidance, there may be significant consequences for us due to the large scale of our international business activities. For example, adoption of BEPS by foreign jurisdictions in which we operate could result in changes to tax policies, including transfer-pricing policies that could ultimately impact our tax liabilities to foreign jurisdictions. If any of these proposals are enacted into legislation, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
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
We sell our products throughout the world. In addition, as of July 31, 2016, approximately 46% of our employees are located outside the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
Our business is subject to various significant international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation, one of our customers, to its “Entity List” and placed certain export restrictions on ZTE and its suppliers, which required us to suspend sales to ZTE during the pendency of such restrictions. Furthermore, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
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
A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because Broadcom is a Singapore entity, it would generally be classified as a foreign corporation (and, therefore, not a U.S. tax resident) under these rules. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code.
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
The 2016 Term Loans have terms of varying duration with the substantial majority thereof becoming due and payable in 2021 and 2023. In addition, the 2016 Credit Agreement contains customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Furthermore, our ability to repay our outstanding indebtedness under the 2016 Credit Agreement is dependent upon the receipt of sufficient funds from our subsidiaries. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
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
In addition, the 2016 Credit Agreement includes financial covenants requiring our subsidiary, Avago Technologies Cayman Holdings Ltd, to, while the Term B-3 Loan remains outstanding, maintain a maximum first lien leverage ratio, at any time the 2016 Revolving Credit Facility (other than undrawn letters of credit, whether or not cash collateralized, and any guarantees and performance or similar bonds issued under the 2016 Revolving Credit Facility) is drawn by more than 35%. Our ability to meet the financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain the applicable maximum first lien leverage ratio.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2016 annual general meeting, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares, which will continue in force until the earlier of (i) the conclusion of our annual general meeting in 2017, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e., within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a duly convened general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our Constitution, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
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
A substantial amount of our shares is held by a small number of large investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of June 30, 2016, we believe that our five largest shareholders hold over 32% of our outstanding ordinary shares in the aggregate. These investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, entities affiliated with Silver Lake Partners have registration rights with respect to our ordinary shares held by them as a result of their conversion in June 2015 of the Convertible Notes originally issued to them by Avago. Any such sales of our ordinary shares by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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

Risks Relating to Restricted Exchangeable Units
Holders of Partnership REUs may not transfer, pledge or grant liens on their Partnership REUs for a period of one year following the closing of the Broadcom Transaction.
During the restricted period, which will last one year following the effective time of the Broadcom Merger, or the Restricted Period, holders of the Partnership REUs may not sell, transfer, convey, assign, pledge, grant a security interest or other lien, encumber or dispose of (whether directly or indirectly, whether with or without consideration and whether voluntarily or involuntarily or by operation of law) any interest in any Partnership REUs, except under limited circumstances set forth in the Amended and Restated Exempted Limited Partnership Agreement dated February 1, 2016, among Broadcom, the Partnership and the limited partners, or the Partnership Agreement. Accordingly, any such holder’s investment in the Partnership is illiquid for a period of one year.
Holders of Partnership REUs are also prohibited from short sales, hedging and granting liens on their Partnership REUs.
Unless otherwise approved in writing by Broadcom, in its sole discretion as our General Partner, during the Restricted Period, holders of Partnership REUs may not be a party to or participate, directly or indirectly, in any short sale, forward contract to sell, option or forward contract to purchase, swap or other hedging, synthetic, “put” equivalent or similar derivative instrument or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Partnership REUs or any Broadcom ordinary shares, whether settled in cash or securities. Holders of Partnership REUs are subject to and are required to comply with the restrictions, terms and conditions of the Partnership REUs as set forth in the Partnership Agreement. In the event of a breach by a holder of the hedging restrictions in the Partnership Agreement, the Restricted Period applicable to such holder’s Partnership REUs will be extended by two years.
An active trading market for Partnership REUs is not expected to develop.
The Partnership REUs are not listed on a national exchange in the United States or on a foreign exchange. An active public market for the Partnership REUs is not expected to develop. In addition, although the Partnership REUs are registered under the Exchange Act, our General Partner is under no obligation to continue such registration and is authorized to deregister the Partnership REUs at any time such registration is not legally required. As a result, even after the Restricted Period has concluded, it will be very difficult to sell the Partnership REUs at a price that is attractive, or at all.
Future sales of Broadcom ordinary shares in the public market could cause the value of Partnership REUs to fall.
Sales of a substantial number of Broadcom ordinary shares in the public market, or the perception that these sales might occur, could depress the value of the Partnership REUs because the value of the Partnership REUs is derivative of the value of Broadcom ordinary shares. During the Restricted Period, holders of Partnership REUs may not sell such units to mitigate losses under such circumstances.
The exchange of the Partnership REUs into Broadcom ordinary shares is subject to significant restrictions, including the right of Broadcom in its sole discretion to cause the Partnership to repurchase such Partnership REUs for cash instead of Broadcom ordinary shares.
Under the terms of the Partnership Agreement, the Partnership REUs are not exchangeable for Broadcom ordinary shares for a period of up to three years following the closing of the Broadcom Transaction.
From and after the end of the Restricted Period, which will last one year following the effective time of the Broadcom Merger, holders of the Partnership REUs are entitled, subject to compliance with the procedures set forth in the Partnership Agreement, to require the Partnership to repurchase all or any portion of such holder’s Partnership REUs in exchange for Broadcom ordinary shares, at a ratio of one Broadcom ordinary share for each Partnership REU, or the Exchange Right. However, Broadcom, in its sole discretion as our General Partner, has the right to cause the Partnership to repurchase the Partnership REUs for cash (in an amount determined in accordance with the terms of the Partnership Agreement based on the market price of Broadcom ordinary shares) in lieu of Broadcom ordinary shares. The ability of Broadcom, in its sole discretion as our General Partner, to cause the Partnership to repurchase the Partnership REUs for cash could result in, among other things, tax consequences that differ from those that would have resulted if the holder of such Partnership REUs had received Broadcom ordinary shares.
In addition, prior to the third anniversary following the effective time of the Broadcom Merger, it is a condition precedent to the obligation of the Partnership to repurchase such Partnership REUs, and the holder of such Partnership REUs shall not be permitted to exercise the Exchange Right, unless (i) Broadcom has received a written opinion from an independent nationally recognized law or accounting firm that the Exchange Right should not cause Broadcom to be treated as (a) a “surrogate foreign corporation” (within the meaning of Section 7874(a)(2)(B) of the Code ) or (b) a “domestic corporation” (within the meaning of Section 7874(b) of the Code) and (ii) Broadcom’s independent auditor has determined that no reserve shall be required for financial accounting purposes relating to Section 7874 of the Code as a result of the exercise of such Exchange Right. No assurance can be provided as to whether or not such determinations will be obtainable.
The value of the Broadcom ordinary shares received in any exchange of the Partnership REUs, or the cash amount to be paid by us in lieu thereof, may fluctuate.
The value of the Broadcom ordinary shares into which the Partnership REUs may be exchanged, or the cash amount to be paid by the Partnership in lieu thereof, may be subject to significant fluctuations for many reasons.
Consequently, due to these potential fluctuations in value of Broadcom ordinary shares, at the time that the Exchange Right becomes exercisable, the Broadcom ordinary shares into which Partnership REUs may be exchanged, or the cash amount to be paid by the Partnership in lieu thereof, may have a value that differs from the value of Broadcom ordinary shares as of the effective time of the Broadcom Merger. Also see “At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources” regarding fluctuations in the value of Broadcom ordinary shares.
There can be no assurance that the Partnership will continue to declare cash distributions.
Pursuant to the terms of the Partnership Agreement, our General Partner and our Limited Partners are entitled to receive distributions from the Partnership if and when Broadcom pays dividends to holders of its ordinary shares. There can be no assurance that Broadcom will declare cash dividends in the future in any particular amounts, or at all. Also see “There can be no assurance that we will continue to declare cash dividends” regarding factors that may affect the timing and amount of dividends paid by Broadcom.
In certain circumstances, a Limited Partner may lose its limited liability status.
The Exempted Limited Partnership Law, 2014 of the Cayman Islands, as amended and any successor to such statute, or the Cayman Islands Limited Partnerships Act, provides that a limited partner with the benefits of limited liability unless, in addition to exercising rights and powers as a limited partner, such limited partner takes part in the control or conduct of the business of a limited partnership of which such limited partner is a partner (subject to certain qualifications and exceptions). Subject to the provisions of the Cayman Islands Limited Partnerships Act and of similar legislation in other jurisdictions, the liability of each limited partner for the debts, liabilities and obligations of the Partnership will be limited to the limited partner’s capital contribution, plus the limited partner’s share of any undistributed income of the Partnership. However, pursuant to the Cayman Islands Limited Partnerships Act, where a limited partner has received a payment representing the return of all or part of that limited partner’s capital contribution or is released from any outstanding obligation in respect of his commitment and, at the time that payment was made or release effected, (i) the limited partnership is insolvent; and (ii) the limited partner had actual knowledge of the insolvency of the limited partnership, then for a period of six months, but not thereafter, such limited partner would be liable to the Partnership or, where the Partnership is dissolved, to its creditors, to repay such payment or perform the released obligation with interest to the extent that such contribution or part thereof is, necessary to discharge the liabilities of the Partnership to all creditors who extended credit or whose claims otherwise arose before the return of the capital contribution.
The limitation of liability conferred under the Cayman Limited Partnerships Act may be ineffective outside the Cayman Islands except to the extent it is given extra-territorial recognition or effect by the laws of other jurisdictions. There may also be requirements to be satisfied in each jurisdiction to maintain limited liability. If limited liability is lost, limited partners may be considered to be general partners (and therefore be subject to unlimited liability) in such jurisdiction by creditors and others having claims against the Partnership.
Under certain circumstances, the voting rights of the Partnership REUs will be limited.
Each holder of Partnership REUs has the benefit of a voting trust agreement dated February 1, 2016, among the Partnership, Broadcom and the voting trustee, or the Voting Trust Agreement. Pursuant to the terms of the Voting Trust Agreement, the voting trustee holds non-economic voting preference shares of Broadcom, or Special Voting Shares, that entitle the voting trustee to a number of votes equal to the number of votes that would attach to the Broadcom ordinary shares receivable upon the exchange of the Partnership REUs as of the record date of a Broadcom shareholder meeting. Holders of Partnership REUs are entitled to direct the voting trustee under the Voting Trust Agreement to vote the number of Special Voting Shares equal to the number of Partnership REUs held by such holder in substantially all votes that are presented to the holders of Broadcom ordinary shares. However, in the event that, under applicable law, any matter requires the approval of the holder of record of a Special Voting Share, voting separately as a class, the Voting Trust Agreement restricts the ability of holders of Partnership REUs to exercise such voting rights.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended July 31, 2016.
Issuer Repurchases of Equity Securities
There were no share repurchases during the fiscal quarter ended July 31, 2016.
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

BROADCOM CAYMAN L.P. by Broadcom Limited, its General Partner
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Acting Chief Financial Officer and Vice President, Corporate Development
Date: September 8, 2016

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
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

2.4#	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	July 31, 2015

3.1	Constitution of Broadcom Limited	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690).	February 2, 2016

3.2	Amended and Restated Exempted Limited Partnership Agreement of Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), dated February 1, 2016	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

3.3	Voting Trust Agreement, dated as of February 1, 2016, by and among Broadcom Limited, Broadcom Cayman L.P. and Computershare Trust Company, N.A., as Trustee	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Broadcom Limited Registration Statement on Form S-3 (Commission File No. 333-209923)	March 4, 2016

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

4.3	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.1	Form of Indemnification Agreement (Directors) (effective June 1, 2016)	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016

10.2	Form of Indemnification Agreement (Officers) (effective June 1, 2016)	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016

10.3	Performance Share Unit Award Agreement, dated June 15, 2016, between the Company and Hock E. Tan	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	June 16, 2016

10.4
Second Incremental Term A Facility Amendment, dated as of August 2, 2016, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., Bank of America, N.A., as administrative agent and the lenders party thereto.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	August 3, 2016

10.5
First Amendment, dated as of August 2, 2016, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., Bank of America, N.A., as administrative agent and the lenders party thereto.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	August 3, 2016

10.6
Second Amendment, dated as of August 2, 2016, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., Bank of America, N.A., as administrative agent and the lenders party thereto.

		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	August 3, 2016

31.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.3
Certification of Principal Executive Officer for Broadcom Cayman L.P. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

31.4
Certification of Principal Financial Officer for Broadcom Cayman L.P. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

32.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.3	Certification of Principal Executive Officer for Broadcom Cayman L.P. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.4	Certification of Principal Financial Officer for Broadcom Cayman L.P. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Limited hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.