Form 10-Q
period 2017-01-29
Broadcom Ltd; Broadcom Cayman L.P.
filed 2017-03-09
CIK 1649338, 1649345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2017
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
(65) 6755-7888
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
As of February 24, 2017, Broadcom Limited had 401,362,466 of its ordinary shares, no par value per share, outstanding.
As of February 24, 2017, Broadcom Cayman L.P. had 390,406,274 common partnership units outstanding (all of which are owned by Broadcom Limited) and 22,636,172 restricted exchangeable partnership units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the fiscal quarter ended January 29, 2017 of Broadcom Limited and Broadcom Cayman L.P. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented in the Form 10-Q for the periods prior to February 1, 2016 relate to Avago Technologies Limited, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016. Broadcom Corporation was indirectly acquired by Broadcom on February 1, 2016 (refer to Note 1. “Overview, Basis of Presentation and Significant Accounting Policies” for additional information).
As of January 29, 2017, Broadcom Limited owned approximately 95% of the Partnership (represented by common partnership units, or Common Units) and is the sole general partner of the Partnership, or the General Partner. The balance of the interest in the Partnership is held by certain former shareholders of Broadcom Corporation common stock, or the Limited Partners, in the form of restricted exchangeable limited partnership units, or Partnership REUs. As the General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the amended and restated exempted limited partnership agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
Shareholders’ equity, partners’ capital and the Limited Partners’ noncontrolling interest in Broadcom are the primary areas of difference between the unaudited condensed consolidated financial statements of Broadcom and those of the Partnership. The Partnership’s capital consists of Common Units owned by Broadcom and Partnership REUs owned by the Limited Partners. The Partnership REUs are accounted for in partners’ capital in the Partnership’s financial statements and as noncontrolling interest in shareholders’ equity in Broadcom’s financial statements.
The material differences between Broadcom and the Partnership are discussed in various sections in this report, including separate financial statements (but combined footnotes), separate disclosure controls and procedures sections, separate certifications of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002 and separate certifications pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for Broadcom and the Partnership, this report refers to actions or holdings as being actions or holdings of Broadcom.
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
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 29, 2017

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM LIMITED AND BROADCOM CAYMAN L.P.

BROADCOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	January 29, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,536	$3,097
Trade accounts receivable, net	1,947	2,181
Inventory	1,336	1,400
Other current assets	531	447
Total current assets	7,350	7,125
Long-term assets:
Property, plant and equipment, net	2,646	2,509
Goodwill	24,700	24,732
Intangible assets, net	14,067	15,068
Other long-term assets	854	532
Total assets	$49,617	$49,966
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,047	$1,261
Employee compensation and benefits	336	517
Current portion of long-term debt	—	454
Other current liabilities	739	846
Total current liabilities	2,122	3,078
Long-term liabilities:
Long-term debt	13,562	13,188
Pension and post-retirement benefit obligations	518	531
Other long-term liabilities	11,405	11,293
Total liabilities	27,607	28,090
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 400,292,144 shares and 398,281,461 shares issued and outstanding on January 29, 2017 and October 30, 2016, respectively	19,504	19,241
Non-economic voting preference shares, no par value; 22,804,591 shares issued and outstanding on January 29, 2017 and October 30, 2016	—	—
Accumulated deficit	(337)	(215)
Accumulated other comprehensive loss	(134)	(134)
Total Broadcom Limited shareholders’ equity	19,033	18,892
Noncontrolling interest	2,977	2,984
Total shareholders’ equity	22,010	21,876
Total liabilities and shareholders’ equity	$49,617	$49,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Net revenue	$4,139	$1,771
Cost of products sold:
Cost of products sold	1,573	699
Amortization of acquisition-related intangible assets	559	130
Restructuring charges	6	1
Total cost of products sold	2,138	830
Gross margin	2,001	941
Research and development	808	267
Selling, general and administrative	201	114
Amortization of acquisition-related intangible assets	440	54
Restructuring, impairment and disposal charges	46	31
Total operating expenses	1,495	466
Operating income	506	475
Interest expense	(111)	(84)
Loss on extinguishment of debt	(159)	—
Other income, net	31	3
Income from continuing operations before income taxes	267	394
Provision for income taxes	10	17
Income from continuing operations	257	377
Loss from discontinued operations, net of income taxes	(5)	—
Net income	252	377
Net income attributable to noncontrolling interest	13	—
Net income attributable to ordinary shares	$239	$377

Basic income per share attributable to ordinary shares:
Income per share from continuing operations	$0.61	$1.36
Loss per share from discontinued operations	(0.01)	—
Net income per share	$0.60	$1.36

Diluted income per share attributable to ordinary shares:
Income per share from continuing operations	$0.58	$1.30
Loss per share from discontinued operations	(0.01)	—
Net income per share	$0.57	$1.30

Weighted-average shares:
Basic	399	277
Diluted	439	289

Cash dividends declared and paid per share	$1.02	$0.44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Net income	$252	$377
Other comprehensive income, net of tax:
Other comprehensive income	—	—
Comprehensive income	252	377
Comprehensive income attributable to noncontrolling interest	13	—
Comprehensive income attributable to ordinary shares	$239	$377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Cash flows from operating activities:
Net income	$252	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,114	244
Share-based compensation	202	57
Excess tax benefits from share-based compensation	—	(23)
Non-cash portion of debt extinguishment loss	159	—
Deferred taxes and other non-cash tax expense	(25)	(8)
Gain on disposition of assets	(23)	—
Non-cash restructuring, impairment and disposal charges	17	22
Amortization of debt issuance costs and accretion of debt discount	8	4
Other	5	4
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	234	(41)
Inventory	65	34
Accounts payable	(137)	(68)
Employee compensation and benefits	(181)	(149)
Other current assets and current liabilities	(237)	16
Other long-term assets and long-term liabilities	(100)	5
Net cash provided by operating activities	1,353	474
Cash flows from investing activities:
Purchases of property, plant and equipment	(325)	(140)
Proceeds from sales of businesses	10	68
Other	(4)	(13)
Net cash used in investing activities	(319)	(85)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,550	—
Debt repayments	(13,668)	(11)
Debt issuance costs	(107)	(4)
Dividend and distribution payments	(431)	(122)
Issuance of ordinary shares	61	72
Excess tax benefits from share-based compensation	—	23
Net cash used in financing activities	(595)	(42)
Net change in cash and cash equivalents	439	347
Cash and cash equivalents at the beginning of period	3,097	1,822
Cash and cash equivalents at end of period	$3,536	$2,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except unit data)

	January 29, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,393	$3,044
Trade accounts receivable, net	1,947	2,181
Inventory	1,336	1,400
Other current assets	674	500
Total current assets	7,350	7,125
Long-term assets:
Property, plant and equipment, net	2,646	2,509
Goodwill	24,700	24,732
Intangible assets, net	14,067	15,068
Other long-term assets	854	532
Total assets	$49,617	$49,966
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1,047	$1,261
Employee compensation and benefits	336	517
Current portion of long-term debt	—	454
Other current liabilities	739	846
Total current liabilities	2,122	3,078
Long-term liabilities:
Long-term debt	13,562	13,188
Pension and post-retirement benefit obligations	518	531
Other long-term liabilities	11,405	11,293
Total liabilities	27,607	28,090
Commitments and contingencies (Note 12)
Partners’ capital:
Common partnership units; 390,237,855 units issued and outstanding on January 29, 2017 and October 30, 2016	19,167	19,026
Restricted exchangeable units; 22,804,591 units issued and outstanding on January 29, 2017 and October 30, 2016	2,977	2,984
Accumulated other comprehensive loss	(134)	(134)
Total partners’ capital	22,010	21,876
Total liabilities and partners’ capital	$49,617	$49,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per unit/share amounts)

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Net revenue	$4,139	$1,771
Cost of products sold:
Cost of products sold	1,573	699
Amortization of acquisition-related intangible assets	559	130
Restructuring charges	6	1
Total cost of products sold	2,138	830
Gross margin	2,001	941
Research and development	808	267
Selling, general and administrative	201	114
Amortization of acquisition-related intangible assets	440	54
Restructuring, impairment and disposal charges	46	31
Total operating expenses	1,495	466
Operating income	506	475
Interest expense	(111)	(84)
Loss on extinguishment of debt	(159)	—
Other income, net	31	3
Income from continuing operations before income taxes	267	394
Provision for income taxes	10	17
Income from continuing operations	257	377
Loss from discontinued operations, net of income taxes	(5)	—
Net income	$252	$377

General Partner's interest in net income	$239	$—
Limited Partners' interest in net income	$13	$—
Net income attributable to ordinary shareholders	$—	$377

Cash distribution paid per restricted exchangeable partnership unit	$1.02	$—
Cash distribution paid to General Partner	$408	$—
Cash dividends paid per ordinary share	$—	$0.44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Net income	$252	$377
Other comprehensive income, net of tax:
Other comprehensive income	—	—
Comprehensive income	$252	$377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Cash flows from operating activities:
Net income	$252	$377
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,114	244
Share-based compensation	202	57
Excess tax benefits from share-based compensation	—	(23)
Non-cash portion of debt extinguishment loss	159	—
Deferred taxes and other non-cash tax expense	(25)	(8)
Gain on disposition of assets	(23)	—
Non-cash restructuring, impairment and disposal charges	17	22
Amortization of debt discount issuance costs and accretion of debt discount	8	4
Other	5	4
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	234	(41)
Inventory	65	34
Accounts payable	(137)	(68)
Employee compensation and benefits	(181)	(149)
Other current assets and current liabilities	(237)	16
Other long-term assets and long-term liabilities	(100)	5
Net cash provided by operating activities	1,353	474
Cash flows from investing activities:
Purchases of property, plant and equipment	(325)	(140)
Proceeds from sales of businesses	10	68
Other	(4)	(13)
Net cash used in investing activities	(319)	(85)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,550	—
Debt repayments	(13,668)	(11)
Debt issuance costs	(107)	(4)
Dividend payments to ordinary shareholders	—	(122)
Distributions paid to unit holders	(431)	—
Issuance of ordinary shares by General Partner	—	72
Capital transactions with General Partner	(29)	—
Excess tax benefits from share-based compensation	—	23
Net cash used in financing activities	(685)	(42)
Net change in cash and cash equivalents	349	347
Cash and cash equivalents at the beginning of period	3,044	1,822
Cash and cash equivalents at end of period	$3,393	$2,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED AND BROADCOM CAYMAN L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Limited, or Broadcom, is a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets.
Broadcom, a company organized under the laws of the Republic of Singapore, is the successor to Avago Technologies Limited, or Avago. Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands in order to effect the business combination between Avago and Broadcom Corporation, a California corporation, or BRCM. The acquisition of BRCM, or the Broadcom Merger, closed on February 1, 2016, or the Acquisition Date. Broadcom is the Partnership’s sole General Partner and currently owns a majority interest (by vote and value) in the Partnership represented by common partnership units, or Common Units. The balance of the partnership units are held by certain former BRCM shareholders, or the Limited Partners, in the form of restricted exchangeable limited partnership units, or Partnership REUs. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership’s amended and restated exempted limited partnership agreement, or Partnership Agreement, as amended from time to time, and applicable laws.
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
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented for the periods prior to February 1, 2016 relate to Avago, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending October 29, 2017, or fiscal year 2017, is a 52-week fiscal year. The first quarter of our fiscal year 2017 ended on January 29, 2017, the second quarter ends on April 30, 2017 and the third quarter ends on July 30, 2017. Our fiscal year ended October 30, 2016, or fiscal year 2016, was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements of Broadcom and the Partnership include the accounts of Broadcom and the Partnership, respectively, and their subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 30, 2016 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in Broadcom’s Annual Report on Form 10-K for fiscal year 2016, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. All intercompany transactions and balances have been eliminated in consolidation.
As a result of Broadcom’s controlling interest in the Partnership, we consolidate the financial results of the Partnership and present a noncontrolling interest for the portion of the Partnership we do not own in our condensed consolidated financial statements. Net income attributable to noncontrolling interest in the condensed consolidated statements of operations represents the portion of income attributable to the economic interest in the Partnership owned by the Limited Partners.

The accompanying condensed consolidated financial statements include the results of operations of BRCM and other acquisitions commencing as of their respective acquisition dates.
The operating results for the fiscal quarter ended January 29, 2017 are not necessarily indicative of the results that may be expected for fiscal year 2017, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2017, we early adopted an accounting standards update issued by the Financial Accounting Standards Board, or FASB, in March 2016 that simplifies the accounting for certain aspects of stock-based payments to employees. The standard eliminates (i) the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital and (ii) the requirement that excess tax benefits be realized before companies can recognize them. The standard requires a modified-retrospective transition method by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. As a result of adoption, we recognized a $42 million tax benefit as a discrete item for the first quarter of fiscal year 2017, a $47 million cumulative-effect adjustment to reduce our accumulated deficit and a $3 million cumulative-effect adjustment to increase our noncontrolling interest for previously unrecognized excess tax benefits as of October 30, 2016. In connection with the adoption, we elected to present excess tax benefits within operating activities on the statement of cash flows prospectively and we continued our existing practice of estimating forfeitures.
Recent Accounting Guidance Not Yet Adopted
In October 2016, the FASB issued updated guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for the first quarter of our fiscal year 2019; however, early adoption is permitted. The adoption of this guidance will increase our income tax provision for periods in which we perform intra-entity transfers.
In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2019; however, early adoption is permitted. We will present our statement of cash flows in accordance with this guidance for transactions occurring subsequent to adoption.
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
In August 2015, the FASB deferred the effective date of the guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will be effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In addition, in 2016, the FASB issued amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
2. Acquisitions
Acquisition of Broadcom Corporation
Our results of continuing operations for the fiscal quarter ended January 29, 2017 include $2,301 million of net revenue attributable to BRCM. It is impracticable to determine the effect on net income attributable to BRCM for the periods presented as we immediately integrated BRCM into our ongoing operations.

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if BRCM had been acquired as of the beginning of fiscal year 2015. The unaudited pro forma financial information for the fiscal quarter ended January 31, 2016 combined the historical results of Avago for the fiscal quarter ended January 31, 2016 and the historical results of BRCM for the three months ended December 31, 2015, representing BRCM’s previous reporting period prior to the Acquisition Date. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

Fiscal Quarter Ended
January 31, 2016
Pro forma net revenue	$3,821
Pro forma net income from continuing operations	$148
Pro forma net income	$148
Pro forma net income attributable to ordinary shares	$140
Pro forma income per share attributable to ordinary shares - basic	$0.36
Pro forma income per share attributable to ordinary shares - diluted	$0.35
Pending Acquisition of Brocade Communications Systems, Inc.
On November 2, 2016, we entered into an Agreement and Plan of Merger, or the Brocade Agreement, by and among Broadcom, BRCM, Brocade Communications Systems, Inc., a Delaware corporation, or Brocade, and Bobcat Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of BRCM, or Merger Sub. On December 18, 2016, BRCM assigned all of its rights and obligations under the Brocade Agreement and transferred all of the issued and outstanding capital stock of Merger Sub to LSI Corporation, or LSI. The Brocade Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brocade with Brocade as the surviving corporation, or the Brocade Acquisition. As a result of the Brocade Acquisition, Brocade will become an indirect subsidiary of Broadcom and the Partnership.
Under the Brocade Agreement, at the effective time of the Brocade Acquisition, each issued and outstanding share of Brocade common stock held by Brocade stockholders who do not perfect their appraisal rights with respect to the Brocade Acquisition will be converted into the right to receive $12.75 in cash, without interest. As of November 2, 2016, the Brocade Acquisition was valued at approximately $5.5 billion. We intend to finance the transaction with cash on hand from both companies and new debt financing.
We will also assume certain vested (to the extent not in-the-money) and all unvested Brocade stock options, restricted stock units, or RSUs, and performance stock units held by continuing employees and service providers. All vested in-the-money Brocade stock options, after giving effect to any acceleration, and all other RSUs and performance stock units will be cashed out at the effective time of the Brocade Acquisition.
Consummation of the Brocade Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of regulatory clearance under certain other laws and the absence of certain pending governmental litigation with respect to the transactions contemplated by the Brocade Agreement.
The Brocade Agreement contains certain termination rights for us and Brocade, and further provides that, upon termination of the Brocade Agreement under certain specified circumstances, Brocade will be obligated to pay us a termination fee of $195 million.
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The consummation of the Brocade Acquisition is not conditioned on the divestiture of Brocade’s IP Networking business.
On February 22, 2017, we announced our agreement to sell a portion of Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, plus the additional cost of unvested assumed employee stock awards. The closing is subject to regulatory approvals in various jurisdictions and other customary closing conditions but does not require shareholder approval by either company, is not subject to any financing conditions, and is currently expected to close approximately one month following the closing of the Brocade Acquisition. This transaction is contingent on the closing of the Brocade Acquisition.
We currently expect the Brocade Acquisition to close in our third fiscal quarter ending July 30, 2017.
3. Supplemental Financial Information
Cash and Cash Equivalents
Cash equivalents included $1,603 million and $1,022 million of time deposits as of January 29, 2017 and October 30, 2016, respectively. The carrying value of time deposits approximates fair value due to the short-term nature of the instruments.
Inventory
Inventory consists of the following (in millions):

	January 29, 2017	October 30, 2016
Finished goods	$478	$431
Work-in-process	612	596
Raw materials	246	373
Total inventory	$1,336	$1,400
Accrued Rebate Activity
The following table summarizes activities related to accrued rebates included in other current liabilities on our condensed consolidated balance sheets (in millions):

Accrued Rebate Liabilities
Balance as of October 30, 2016	$317
Charged as a reduction of revenue	64
Reversal of unclaimed rebates	(19)
Payments	(126)
Balance as of January 29, 2017	$236
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	January 29, 2017	October 30, 2016
Deferred tax liabilities	$10,274	$10,287
Unrecognized tax benefits (a)	1,060	893
Other	71	113
Total other long-term liabilities	$11,405	$11,293
________________________________
(a) Includes accrued interest and penalties.
Supplemental Cash Flow Information
The following table summarizes supplement cash flow information (in millions):

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Cash paid for interest	$102	$80
Net cash paid (refunds received) for income taxes	$97	$(7)
At January 29, 2017 and October 30, 2016, we had $116 million and $159 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable and other current liabilities.

4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total
Balance as of October 30, 2016	$17,641	$5,952	$995	$144	$24,732
Broadcom Merger adjustments	(25)	(7)	—	—	(32)
Balance as of January 29, 2017	$17,616	$5,945	$995	$144	$24,700
During the fiscal quarter ended January 29, 2017, we made adjustments to certain tax balances related to the Broadcom Merger, resulting in a $32 million decrease in goodwill.
Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of January 29, 2017:
Purchased technology	$12,382	$(2,412)	$9,970
Customer contracts and related relationships	4,231	(1,807)	2,424
Trade names	528	(87)	441
Other	115	(11)	104
Intangible assets subject to amortization	17,256	(4,317)	12,939
In-process research and development	1,128	—	1,128
Total	$18,384	$(4,317)	$14,067

As of October 30, 2016:
Purchased technology	$12,182	$(1,855)	$10,327
Customer contracts and related relationships	4,231	(1,377)	2,854
Trade names	528	(77)	451
Other	107	(7)	100
Intangible assets subject to amortization	17,048	(3,316)	13,732
In-process research and development	1,336	—	1,336
Total	$18,384	$(3,316)	$15,068
Based on the amount of intangible assets subject to amortization at January 29, 2017, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year:
2017 (remainder)	$3,224
2018	2,855
2019	2,101
2020	1,735
2021	1,389
2022	1,008
Thereafter	627
Total	$12,939

The weighted-average amortization periods remaining by intangible asset category as of January 29, 2017 were as follows (in years):

Amortizable intangible assets:
Purchased technology	6
Customer contracts and related relationships	3
Trade name	13
Other	12
5. Net Income Per Share
Broadcom
Basic net income per share is computed by dividing net income attributable to ordinary shares by the weighted-average number of Broadcom ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to ordinary shares and, if the Partnership REUs are dilutive, net income attributable to noncontrolling interest by the weighted-average number of Broadcom ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money share options, RSUs and employee share purchase rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP (together referred to as equity awards). Diluted shares outstanding also include Broadcom ordinary shares issuable upon exchange of the Partnership REUs (refer to Note 8. “Partners’ Capital” for additional information) for the fiscal quarter ended January 29, 2017.
The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase ordinary shares. For the fiscal quarter ended January 31, 2016, the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes was also assumed to be used to repurchase ordinary shares.
The dilutive effect of the Partnership REUs is calculated using the if-converted method. The if-converted method assumes that the Partnership REUs were converted at the beginning of the reporting period.
There were no material antidilutive equity awards for the fiscal quarters ended January 29, 2017 or January 31, 2016.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Numerator - Basic:
Income from continuing operations	$257	$377
Less: Income from continuing operations attributable to noncontrolling interest	13	—
Income from continuing operations attributable to ordinary shares	$244	$377

Loss from discontinued operations, net of income taxes	$(5)	$—
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	—
Loss from discontinued operations, net of income taxes, attributable to ordinary shares	$(5)	$—

Net income attributable to ordinary shares	$239	$377

Numerator - Diluted:
Income from continuing operations	$257	$377
Loss from discontinued operations, net of income taxes	(5)	—
Net income	$252	$377

Denominator:
Weighted-average ordinary shares outstanding - basic	399	277
Dilutive effect of equity awards	17	12
Exchange of noncontrolling interest for ordinary shares	23	—
Weighted-average ordinary shares outstanding - diluted	439	289

Basic income per share attributable to ordinary shares:
Income per share from continuing operations	$0.61	$1.36
Loss per share from discontinued operations, net of income taxes	(0.01)	—
Net income per share	$0.60	$1.36

Diluted income per share attributable to ordinary shares:
Income per share from continuing operations	$0.58	$1.30
Loss per share from discontinued operations, net of income taxes	(0.01)	—
Net income per share	$0.57	$1.30
The Partnership
Income per unit for the Partnership is not required to be presented as its Common Units and Partnership REUs are not publicly traded.
6. Borrowings
Senior Notes
On January 19, 2017, two Broadcom subsidiaries, BRCM and Broadcom Cayman Finance Limited, or the Co-Issuers, completed the issuance and sale of senior unsecured notes, or Senior Notes, in an aggregate principal amount of $13,550 million. Each series of Senior Notes is fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom, the Partnership, and BC Luxembourg S.à r.l., an indirect subsidiary of Broadcom, or collectively, the Guarantors, subject to certain release conditions described in the indenture governing the Senior Notes, or the Indenture. The Co-Issuers may redeem all or a portion of the Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the Indenture. In the event of a change of control triggering event, each holder of Senior Notes will have the right to require us to purchase for cash all or a portion of their Senior Notes at a redemption price of 101% of the aggregate principal amount of such Senior Notes plus accrued and unpaid interest. The Indenture also contains covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur additional secured debt and consummate certain sale and leaseback transactions, and the ability of the Co-Issuers and the Guarantors to merge, consolidate or sell all or substantially all of their assets.
The Co-Issuers used the net proceeds, plus cash on hand, to repay all of the term loans outstanding under our guaranteed, collateralized credit agreement, or the 2016 Credit Agreement, dated February 1, 2016, in the aggregate amount of $13,555 million and to pay $107 million of related fees and expenses. Each series of Senior Notes will pay interest semi-annually in cash in arrears on January 15 and July 15 of each year, beginning on July 15, 2017. The Senior Notes are recorded as long-term debt, net of original issue discount and capitalized debt issuance costs. The discount and debt issuance costs associated with the issuance of the Senior Notes are amortized to interest expense over their respective terms. The effective interest rates for fixed-rate debt include the stated interest on the notes and the accretion of the original issue discount.
As a result of the repayment of the outstanding term loans under the 2016 Credit Agreement during the fiscal quarter ended January 29, 2017, we wrote-off $159 million of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.
In connection with the issuance of the Senior Notes, the Co-Issuers and Guarantors entered into a registration rights agreement pursuant to which they agreed to use commercially reasonable efforts to file one or more registration statements pursuant to the Securities Act of 1933, as amended, to exchange each series of Senior Notes for new notes, with terms substantially identical in all material respects to such series of Senior Notes and to cause the registration statement to be declared effective on or before July 13, 2018. If the Co-Issuers and Guarantors do not comply with these obligations with respect to a series of the Senior Notes, they will be subject to interest penalties.
The following table summarizes details of our Senior Notes:

	January 29, 2017
	Interest Rate	Effective Interest Rate	Issuance Price	Amount (In millions)
Fixed rate notes due January 2020	2.375%	2.620%	99.774%	$2,750
Fixed rate notes due January 2022	3.000%	3.214%	99.592%	3,500
Fixed rate notes due January 2024	3.625%	3.744%	99.896%	2,500
Fixed rate notes due January 2027	3.875%	4.018%	99.558%	4,800
Unaccreted discount and unamortized debt issuance costs				(127)
Carrying value of Senior Notes				$13,423
Revolving Credit Facility
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
As of January 29, 2017, there were no borrowings outstanding under the 2016 Revolving Credit Facility or any material outstanding letters of credit. As of January 29, 2017, the unamortized debt issuance costs related to the 2016 Revolving Credit Facility were $8 million and were included in other long-term assets on the condensed consolidated balance sheet.
We were in compliance with all of the covenants described in the 2016 Credit Agreement as of January 29, 2017.

Assumed Senior Notes
The following table presents the details of the outstanding long-term debt assumed in connection with the acquisition of BRCM, or the Assumed Senior Notes:

	January 29, 2017
	Interest Rate	Effective Interest Rate	Amount (in millions)
Fixed rate notes due November 2018	2.70%	2.70%	$117
Fixed rate notes due August 2022 - August 2034	2.50% - 4.50%	2.50% - 4.50%	22
Carrying value of Assumed Senior Notes			$139
Fair Value of Debt
As of January 29, 2017, the estimated fair value of the Senior Notes and Assumed Senior Notes was $13,655 million. The fair value of the Senior Notes and Assumed Senior Notes is classified as Level 2 as we use quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding Senior Notes and Assumed Senior Notes as of January 29, 2017 were as follows (in millions):

Fiscal Year
2017 (remainder)	$—
2018	117
2019	—
2020	2,750
2021	—
2022	3,509
Thereafter	7,313
Total	$13,689
7. Shareholders’ Equity
Noncontrolling Interest
Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable to Broadcom. As of January 29, 2017, the Limited Partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of 23 million Partnership REUs, issued to former BRCM shareholders.
Pursuant to the terms of the Partnership Agreement, each Partnership REU is entitled to distributions from the Partnership in an amount equal to any dividends or distributions that Broadcom declares and pays with respect to Broadcom ordinary shares. In addition, each holder of a Partnership REU is entitled to vote with respect to matters on which holders of Broadcom ordinary shares are entitled to vote by directing the voting trustee to vote one non-economic voting preference share for each Partnership REU they hold. On January 30, 2017, Broadcom registered 23 million ordinary shares to allow for Limited Partners to exchange their Partnership REUs pursuant to the Partnership Agreement. Effective February 1, 2017, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, Limited Partners have the right to require the Partnership to repurchase some or all of such Limited Partner’s Partnership REUs in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.
Broadcom adjusts the net income in its condensed consolidated statements of operations to exclude the noncontrolling interest’s proportionate share of the results. In addition, Broadcom presents the proportionate share of equity attributable to the noncontrolling interest as a separate component of shareholders’ equity.
Dividends
Broadcom paid cash dividends of $1.02 and $0.44 per ordinary share, or $408 million and $122 million in aggregate, during the fiscal quarters ended January 29, 2017 and January 31, 2016, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Cost of products sold	$14	$6
Research and development	141	28
Selling, general and administrative	46	23
Total share-based compensation expense	$201	$57
Equity Incentive Award Plans
A summary of RSU activity under Broadcom’s equity incentive award plans is as follows (in millions, except years and per share amounts):

	Number of RSUs Outstanding		Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Grant Date Fair Value
Balance as of October 30, 2016	17		$130.71
Granted	—	*	$159.37
Vested	(1)		$122.76		$81
Forfeited	(1)		$135.98
Balance as of January 29, 2017	15		$131.32	1.40
________________________________
* Represents less than 0.5 million shares.
Total unrecognized compensation cost related to unvested time and market-based RSUs as of January 29, 2017 was $1,379 million, which is expected to be recognized over the remaining weighted-average service period of 2.8 years.
A summary of share option activity under Broadcom’s equity incentive award plans is as follows (in millions, except years and per share amounts):

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Balance as of October 30, 2016	15		$48.77
Exercised	(2)		$45.78		$189
Cancelled	—	*	$62.85
Balance as of January 29, 2017	13		$48.97	3.49	$2,067
Fully vested as of January 29, 2017	9		$43.35	3.22	$1,482
Fully vested and expected to vest as of January 29, 2017	13		$48.97	3.49	$2,067
________________________________
* Represents less than 0.5 million shares.
The total unrecognized compensation cost of time and market-based share options granted but not yet vested as of January 29, 2017 was $47 million, which is expected to be recognized over the remaining weighted-average service period of 1.3 years.
8. Partners’ Capital
Effective as of February 1, 2017, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, Limited Partners have the right to require the Partnership to repurchase some or all of such Limited Partner’s Partnership REUs in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.

Share-Based Compensation Expense
Share-based incentive awards are provided to employees, directors and other persons who provide services to our subsidiaries under the terms of various Broadcom equity incentive plans. Refer to Note 7. “Shareholders’ Equity” for further details.
Capital Transactions with General Partner
During the fiscal quarter ended January 29, 2017, the Partnership had capital transactions with the General Partner of $61 million, which consisted of capital contributions by the General Partner to the Partnership.
Distributions
The Partnership paid a cash distribution of $408 million to Broadcom, as General Partner, and a cash distribution of $1.02 per Partnership REU, or $23 million in aggregate, to the Limited Partners during the fiscal quarter ended January 29, 2017, in accordance with the Partnership Agreement.
9. Income Taxes
For the fiscal quarter ended January 29, 2017, our income tax provision was $10 million compared to $17 million for the fiscal quarter ended January 31, 2016. This decrease was due to a discrete benefit from the recognition of $42 million of excess tax benefits on share-based awards that were vested and/or exercised during the fiscal quarter ended January 29, 2017. This was partially offset by an increase in tax provision caused by a change in the jurisdictional mix of income from continuing operations before income taxes.
Uncertain Tax Positions
We are subject to Singapore income tax examination for fiscal years 2011 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside Singapore for fiscal years 2010 and later. We believe it is possible that we may recognize up to $12 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations for certain audit periods.
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
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating income and does not evaluate operating segments using discrete asset information. Operating income by segment includes items that are directly attributable to each segment. Operating income by segment also includes shared expenses such as global operations, including manufacturing support, logistics and quality control, which are allocated primarily based on headcount, expenses associated with our globally integrated support organizations, such as sales and corporate marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit related expenses, which are allocated primarily based on a percentage of revenue, and facilities allocated based on square footage.
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, including charges related to inventory step-up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs also include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
Depreciation expense directly attributable to each reportable segment is included in operating income for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables present our net revenue and operating income by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Net revenue:
Wired infrastructure	$2,084	$386
Wireless communications	1,175	578
Enterprise storage	707	678
Industrial & other	173	129
Total net revenue	$4,139	$1,771

Operating income:
Wired infrastructure	$933	$135
Wireless communications	427	265
Enterprise storage	375	309
Industrial & other	61	63
Unallocated expenses	(1,290)	(297)
Total operating income	$506	$475
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. One direct customer accounted for 14% and 18% of our net accounts receivable balance at January 29, 2017 and October 30, 2016, respectively. During the fiscal quarter ended January 29, 2017, one direct customer represented 15% of our net revenue. During the fiscal quarter ended January 31, 2016, two direct customers represented 15% and 10% of our net revenue, respectively. The majority of the revenue from these customers was included in our wireless communications and wired infrastructure segments.
11. Related Party Transactions
During the fiscal quarters ended January 29, 2017 and January 31, 2016, in the ordinary course of business, we purchased from, or sold to, entities of which one of our directors also serves or served as a director, or entities that are otherwise affiliated with one of our directors.
The following tables summarize the transactions with these parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
Total net revenue	$77	$39
Total costs and expenses, including inventory purchases	$19	$13

	January 29, 2017	October 30, 2016
Total receivables	$23	$15
Total payables	$11	$7

12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of January 29, 2017 that materially changed from the end of fiscal 2016 (in millions):

		Fiscal Year
	Total	2017 (remainder)	2018	2019	2020	2021	2022	Thereafter
Debt principal, interest and fees	$16,919	$222	$569	$450	$3,166	$383	$3,839	$8,290
Purchase commitments	$1,029	$960	$54	$14	$1	$—	$—	$—
Debt Principal, Interest and Fees. Represents principal and interest on borrowings under the Senior Notes and Assumed Senior Notes, as well as commitment fees payable under the 2016 Credit Agreement.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Cancellation for outstanding purchase orders for capital expenditures in connection with internal fabrication facility expansion and construction of our new campuses is generally allowed but requires payment of all costs incurred through the date of cancellation and, therefore, cancelable purchase orders for these capital expenditures are included in the table above.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at January 29, 2017, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $1,060 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of January 29, 2017 have been excluded from the contractual obligations table above.
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2017 from those disclosed in Broadcom’s 2016 Annual Report on Form 10-K.
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
Lawsuits Relating to the Brocade Acquisition
On December 13, 2016, December 15, 2016, December 21, 2016, January 5, 2017 and January 18, 2017, six putative class action complaints were filed in the United States District Court for the Northern District of California, or the U.S. Northern District Court, captioned Steinberg v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7081-EMC, Gross v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7173-EJD, Jha v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7270-HRL, Bragan v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-JSD, Chuakay v. Brocade Communications Systems, Inc., et al., No. 3:17-cv-0058-PJH, and Mathew v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-HSG, respectively. The Steinberg, Bragan and Mathew complaints name as defendants Brocade, the members of Brocade’s board of directors, Broadcom Limited, BRCM, and Merger Sub. The Gross, Jha and Chuakay complaints name as defendants Brocade and the members of Brocade’s board of directors. All of the complaints assert claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaints allege, among other things, that the board of directors of Brocade failed to provide material information and/or omitted material information from the Preliminary Proxy Statement filed with the SEC on December 6, 2016 by Brocade. The complaints seek to enjoin the closing of the transaction between Brocade and Broadcom, as well as certain other equitable and declaratory relief and attorneys’ fees and costs. On January 10, 2017, January 27, 2017 and February 15, 2017, the U.S. Northern District Court granted motions to relate the cases, all of which are now related to the Steinberg action and before the Honorable Judge Edward Chen. On January 11, 2017, Plaintiff Jha filed a motion for a preliminary injunction, which was subsequently withdrawn on January 18, 2017. We believe these claims are all entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to Tessera, Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corp., or Invensas or collectively, the Complainants, filed a complaint to institute an investigation with the U.S. International Trade Commission, or the U.S. ITC. The Complainants allege infringement by Broadcom, BRCM, Avago and Avago Technologies U.S. Inc., or Avago U.S. or collectively, the Respondents, of three patents relating to semiconductor packaging and semiconductor manufacturing technology. The downstream respondents, which are customers of the Respondents, are Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC, or collectively, the Downstream Respondents. On July 20, 2016, the U.S. ITC instituted the investigation, or the ITC Investigation. Complainants seek the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation and (2) a permanent cease and desist order prohibiting the Respondents and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation.
On May 23, 2016, Tessera and Invensas filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00379, alleging infringement of the three patents subject to the ITC Investigation. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs. This case is stayed pending resolutions of the ITC Investigation.
On May 23, 2016, Tessera and Tessera Advanced Technologies, Inc. filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00380, alleging infringement of four patents relating to semiconductor packaging and circuit technologies. On June 19, 2016, the complaint was amended to add three more patents relating to semiconductor packaging technologies for a total of seven patents in this matter. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Invensas filed a Writ of Summons against Broadcom, BRCM, Broadcom Netherlands B.V. and Broadcom Communications Netherlands B.V. in the Hague District Court in the Netherlands, Case No. L1422381, alleging infringement of a single European patent that is a foreign counterpart to one of the patents subject to the ITC Investigation, or the European Patent. The named defendants also include distributors EBV Elektronik GmbH, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. The requested relief includes a cease-and-desist order and damages in an unspecified amount.
On May 23, 2016, Invensas also filed a complaint against each of (i) Broadcom Germany GmbH and its German distributors, Case No. 7 O 97/16, and (ii) Broadcom and BRCM, Case No. 7 O 98/16, in the Mannheim District Court in Germany, alleging infringement of the European Patent. The required relief includes damages in an unspecified amount and an injunction preventing the sale of the accused products. On February 3, 2017, the Mannheim District Court held a hearing to determine infringement and indicated that it would issue its decision on March 17, 2017.
On November 7, 2016, Invensas filed a complaint against Avago, Avago U.S., Emulex Corporation, or Emulex, LSI and PLX Technology, Inc., or PLX, in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01033, alleging infringement of two of the patents subject to the ITC Investigation. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On November 7, 2016, Tessera and Invensas filed a complaint against Avago, Avago U.S., and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01034, alleging infringement of two patents relating to semiconductor packaging technology. On January 31, 2017, Tessera and Invensas amended the complaint in this matter and added three additional patents related to semiconductor packaging technology. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
We intend to vigorously defend these actions.

Lawsuits Relating to the Acquisition of BRCM
Since the announcement of the Broadcom Merger, 11 putative class action complaints have been filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, or the U.S. Central District Court, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the State Actions). The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 14-a9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 18, 2015, the U.S. Central District Court consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions.
On October 28, 2015, BRCM supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, BRCM shareholders voted to approve the Broadcom Merger. On November 16, 2015, the U.S. Central District Court appointed lead plaintiffs and lead counsel in the Federal Actions.
On January 15, 2016, lead plaintiffs in the Federal Actions filed a Second Amended Consolidated Class Action Complaint, or the Federal Consolidated Complaint, which names as defendants, among other parties, members of BRCM’s board of directors and Avago, and alleges breaches of fiduciary duties and aiding and abetting those alleged breaches, as well as violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On February 1, 2016, we completed the acquisition of BRCM.
On September 23, 2016, the parties entered into a Stipulation and Agreement of Compromise and Settlement, or the Stipulation, which has been filed with the U.S. Central District Court. Pursuant to the Stipulation, BRCM agreed to confirm certain facts concerning the Broadcom Merger. Additionally, defendants agreed to pay or cause to be paid attorneys’ fees and expenses as may be awarded by the U.S. Central District Court to plaintiffs’ counsel for their efforts in prosecuting the litigation, as well as the costs of administering the settlement. The Stipulation provides that the settlement is subject to certain conditions, including final approval of the settlement and final certification of a settlement class by the U.S. Central District Court. The Stipulation includes a release of all claims against defendants relating to or arising from the litigation. On December 2, 2016, the U.S. Central District Court granted preliminary approval of the settlement. On February 27, 2017, the U.S. Central District Court granted final approval of the settlement. The settlement did not have an impact on our financial statements.
We believe that the claims in the litigation, including the Federal Consolidated Complaint, are without merit and that no misconduct or damages occurred. Defendants entered into the settlement to eliminate the burden, distraction, and expense of further litigation.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware, or the Delaware Court of Chancery, against Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25,

2015, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, either to enjoin the transaction or to rescind it following its completion, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit Court, on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. On December 16, 2016, the Ninth Circuit Court notified the parties that this case is being considered for the April 2017 Pasadena oral argument calendar. The exact date of any oral argument has not been determined at this time.
We believe these claims are all entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of PLX
In June and July 2014, four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara, or Superior Court, challenging our acquisition of PLX. On July 22, 2014, the Superior Court consolidated these California actions under the caption In re PLX Technology, Inc. S’holder Litig., Lead Case No. 1-14-CV-267079 (Cal. Super. Ct., Santa Clara) and appointed lead counsel. That same day, the Superior Court also stayed the consolidated action, pending resolution of related actions filed in the Delaware Court of Chancery, described below.
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the Delaware Court of Chancery consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the Delaware Court of Chancery that they would not seek a preliminary injunction, but intend to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the Delaware Court of Chancery granted motions to dismiss filed by AT Wireless, the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
On August 17, 2016, the five remaining PLX director-defendants and Deutsche Bank Securities entered into a stipulation of partial settlement to resolve claims against all of the former PLX directors and Deutsche Bank Securities asserted in the Delaware class action. The partial settlement also provides for a release of all potential claims against AT Wireless, Pluto Merger Sub, Avago and PLX. Defendant Potomac Capital Partners II, L.P. is not a party to the settlement. This partial settlement was approved by the Delaware Court of Chancery on December 20, 2016.
The Delaware class litigation is on-going. On November 9, 2016, the sole remaining defendant, Potomac Capital Partners II, L.P., filed cross-claims against the named individual director defendants and Deutsche Bank for contribution. Under various contracts and statutes, PLX may owe indemnification to each of these parties. The cross-claims are now barred according to the terms of the approved partial settlement, although Potomac Capital Partners II, L.P. might be entitled to an offset (based on contributory fault) of any damages it might owe to the class.
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
13. Restructuring, Impairment and Disposal Charges
Restructuring Charges
In the second quarter of fiscal year 2016, we began the implementation of cost reduction activities associated with the Broadcom Merger. In connection with these activities, we currently expect to eliminate approximately 3,200 positions from our workforce across all business and functional areas on a global basis.
During the fiscal quarter ended January 29, 2017, we recognized $42 million of restructuring costs in continuing operations primarily related to employee termination costs associated with the Broadcom Merger. During the fiscal quarter ended January 31, 2016, we recognized $10 million of restructuring costs in continuing operations primarily related to employee termination costs related to the Emulex Corporation and LSI acquisitions.
The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the fiscal quarter ended January 29, 2017 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of October 30, 2016	$116	$35	$151
Restructuring charges (a)	36	10	46
Utilization	(65)	(15)	(80)
Balance as of January 29, 2017 (b)	$87	$30	$117
_________________________________
(a) Includes $4 million of restructuring expense related to discontinued operations recognized during the fiscal quarter ended January 29, 2017, which was included in loss from discontinued operations in our condensed consolidated statements of operations.

(b) The majority of the employee termination costs balance is expected to be paid by the second quarter of fiscal year 2017. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2025.
Impairment and Disposal Charges
During the fiscal quarter ended January 29, 2017, we recorded losses on disposal and asset impairments of $10 million primarily related to impairment charges in our wired infrastructure segment for an in-process research and development project which was abandoned as a result of the integration of BRCM. During the fiscal quarter ended January 31, 2016, we recorded losses on disposal and asset impairments of $22 million primarily related to the sale of certain fiber optics subsystem manufacturing and related assets.
14. Subsequent Events
Cash Dividends/Distribution Declared
On February 28, 2017, Broadcom’s Board of Directors declared an interim cash dividend of $1.02 per Broadcom ordinary share, payable on March 31, 2017 to shareholders of record at the close of business (Eastern Time) on March 20, 2017, or the Broadcom Dividend.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $1.02 distribution per Partnership REU, payable on March 31, 2017, to Limited Partners of record at the close of business (Eastern Time) on March 20, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 30, 2016, or fiscal year 2016, included in the Annual Report on Form 10-K for fiscal year 2016, or 2016 Annual Report on Form 10-K. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented in this Form 10-Q for periods prior to February 1, 2016 relate to Avago Technologies Limited, our predecessor, or Avago, and relate to Broadcom and the Partnership for the period after February 1, 2016, the date of completion of our acquisition of Broadcom Corporation, or BRCM, and Avago. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property rights, or IP; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets.
Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands in order to effect the business combination between Avago and BRCM. Broadcom is the Partnership’s sole General Partner and currently owns a majority interest (by vote and value) in the Partnership.
The acquisition of BRCM, or the Broadcom Merger, closed on February 1, 2016.
Recent Developments and Highlights
Highlights during the fiscal quarter ended January 29, 2017 include the following:

•	Our cash and cash equivalents were $3,536 million at January 29, 2017, compared with $3,097 million at October 30, 2016.

•	We generated $1,353 million of cash from operations during the fiscal quarter ended January 29, 2017.

•
Broadcom paid aggregate cash dividends on its ordinary shares of $408 million, and the Partnership made aggregate distributions of $23 million on its restricted exchangeable limited partnership units, or Partnership REUs, during the fiscal quarter ended January 29, 2017.

•
On January 19, 2017, two Broadcom subsidiaries completed the issuance and sale of senior unsecured notes, or the Senior Notes, in an aggregate principal amount of $13,550 million. The net proceeds, together with cash on hand, were used to repay all of the outstanding term loans under our guaranteed, collateralized credit agreement entered into on February 1, 2016, or the 2016 Credit Agreement, in the aggregate amount of $13,555 million. As a result, during fiscal quarter ended January 29, 2017, we wrote-off $159 million of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.
Acquisition & Divestitures
Pending Acquisition of Brocade Communications Systems, Inc.
On November 2, 2016, we entered into an Agreement and Plan of Merger, or the Brocade Agreement, by and among Broadcom, BRCM, Brocade Communications Systems, Inc., a Delaware corporation, or Brocade, and Bobcat Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of BRCM, or Merger Sub. On December 18, 2016, BRCM assigned all of its rights and obligations under the Brocade Agreement and transferred all of the issued and outstanding capital stock of Merger Sub to LSI Corporation, or LSI. The Brocade Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brocade with Brocade as the surviving corporation, or the Brocade Acquisition. As a result of the Brocade Acquisition, Brocade will become an indirect subsidiary of Broadcom and the Partnership.
Under the Brocade Agreement, at the effective time of the Brocade Acquisition, each issued and outstanding share of Brocade common stock held by Brocade stockholders who do not perfect their appraisal rights with respect to the Brocade Acquisition will be converted into the right to receive $12.75 in cash, without interest. As of November 2, 2016, the Brocade Acquisition was valued at approximately $5.5 billion. We intend to finance the transaction with cash on hand from both companies and new debt financing.
We will also assume certain vested (to the extent not in-the-money) and all unvested Brocade stock options, restricted stock units, or RSUs, and performance stock units held by continuing employees and service providers. All vested in-the-money Brocade stock options, after giving effect to any acceleration, and all other RSUs and performance stock units will be cashed out at the effective time of the Brocade Acquisition.
Consummation of the Brocade Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of regulatory clearance under certain other laws and the absence of certain pending governmental litigation with respect to the transactions contemplated by the Brocade Agreement.
The Brocade Agreement contains certain termination rights for us and Brocade, and further provides that, upon termination of the Brocade Agreement under certain specified circumstances, Brocade will be obligated to pay us a termination fee of $195 million.
We currently expect the Brocade Acquisition to close in our third fiscal quarter ending July 30, 2017.
Pending Divestiture of Brocade’s IP Networking Business
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The consummation of the Brocade Acquisition is not conditioned on the divestiture of Brocade’s IP Networking business.
On February 22, 2017, we announced our agreement to sell a portion of Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, plus the additional cost of unvested assumed employee stock awards. The closing is subject to regulatory approvals in various jurisdictions and other customary closing conditions but does not require shareholder approval by either company, is not subject to any financing conditions, and is currently expected to close approximately one month following the closing of the Brocade Acquisition. This transaction is contingent on the closing of the Brocade Acquisition.

Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, share-based compensation, and employee bonus programs.
There were no significant changes in our critical accounting policies during the fiscal quarter ended January 29, 2017 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended January 29, 2017 Compared to Fiscal Quarter Ended January 31, 2016
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$4,139	$1,771	100%	100%
Cost of products sold:
Cost of products sold	1,573	699	38	40
Amortization of acquisition-related intangible assets	559	130	14	7
Restructuring charges	6	1	—	—
Total cost of products sold	2,138	830	52	47
Gross margin	2,001	941	48	53
Research and development	808	267	19	15
Selling, general and administrative	201	114	5	6
Amortization of acquisition-related intangible assets	440	54	11	3
Restructuring, impairment and disposal charges	46	31	1	2
Total operating expenses	1,495	466	36	26
Operating income	$506	$475	12%	27%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, has varied from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which is discussed in detail below under “Seasonality”.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 15% of our net revenue for each of the fiscal quarters ended January 29, 2017 and January 31, 2016. Direct sales to Apple Inc. accounted for 10% of our net revenue during the fiscal quarter ended January 31, 2016. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for more than 15% of our net revenue for both the fiscal quarters ended January 29, 2017 and January 31, 2016.
For the fiscal quarter ended January 29, 2017, our top 10 direct customers collectively accounted for 55% of our net revenue and included four distributors. For the fiscal quarter ended January 31, 2016, our top 10 direct customers collectively accounted for 56% of our net revenue and included three distributors.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true in our wireless communications segment as fluctuations may be magnified by the launches of, and seasonal variations in, sales of mobile handsets, as well as changes in the overall economic environment.
In recent years, approximately 50% of our net revenue has come from sales to distributors, original equipment manufacturers, or OEMs, and contract manufacturers located in China. However, the end-customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end customers located in China.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue	January 29, 2017	January 31, 2016	$ Change	% Change
	(In millions, except for percentages)
Wired infrastructure	$2,084	$386	$1,698	440%
Wireless communications	1,175	578	597	103%
Enterprise storage	707	678	29	4%
Industrial & other	173	129	44	34%
Total net revenue	$4,139	$1,771	$2,368	134%

	Fiscal Quarter Ended
% of Net Revenue	January 29, 2017	January 31, 2016
Wired infrastructure	50%	22%
Wireless communications	29	33
Enterprise storage	17	38
Industrial & other	4	7
Total net revenue	100%	100%
Total net revenue increased primarily due to the contributions from acquired BRCM products. Net revenue from our wired infrastructure and wireless communications segments increased primarily due to the contributions from acquired BRCM products included in these segments. Net revenue from our enterprise storage segment increased primarily due to an increase in demand for our hard disk drive, or HDD, products and custom solid state drive controller products. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our optocoupler products. Our total net revenue also included $119 million from development arrangements and sales and licensing of IP, compared to $82 million in the corresponding prior year period, which primarily benefited our wired infrastructure segment.
Gross Margin
Gross margin was $2,001 million for the fiscal quarter ended January 29, 2017 compared to $941 million for the fiscal quarter ended January 31, 2016. This $1,060 million increase was primarily due to contributions to our wired infrastructure and wireless communications segments from acquired BRCM products. As a percentage of net revenue, gross margin was 48% and 53% for the fiscal quarters ended January 29, 2017 and January 31, 2016, respectively. The 5% decrease in gross margin as a percentage of net revenue was largely due to the $429 million increase in amortization of acquisition-related intangible assets associated with the Broadcom Merger.
Research and Development Expense
Research and development expense increased $541 million, or 203%, for the fiscal quarter ended January 29, 2017 compared to the fiscal quarter ended January 31, 2016. Research and development expense as a percentage of net revenue was 19% for the fiscal quarter ended January 29, 2017 compared to 15% for the fiscal quarter ended January 31, 2016. This overall increase in research and development expense both in dollars and as a percentage of net revenue, was primarily due to the Broadcom Merger. Share-based compensation included in research and development expense increased due to integration equity awards granted to employees acquired in, and RSUs assumed in, the Broadcom Merger, as well as annual employee equity awards at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $87 million, or 76%, for the fiscal quarter ended January 29, 2017, compared to the fiscal quarter ended January 31, 2016. Selling, general and administrative expense as a percentage of net revenue was 5% for the fiscal quarter ended January 29, 2017 compared to 6% for the fiscal quarter ended January 31, 2016. This overall increase in selling, general and administrative expense dollars was primarily due to the Broadcom Merger. Share-based compensation included in selling, general and administrative expense increased due to RSUs assumed in connection with, and integration equity awards granted to employees acquired in, the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses was $440 million for the fiscal quarter ended January 29, 2017, compared to $54 million for the fiscal quarter ended January 31, 2016. This increase was almost entirely attributable to an increase in amortizable intangible assets resulting from the Broadcom Merger. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of any further acquisitions, particularly the pending Brocade Acquisition.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses was $46 million for the fiscal quarter ended January 29, 2017 compared to $31 million for the fiscal quarter ended January 31, 2016. This increase was primarily due to employee termination, and lease and other exit costs resulting from the Broadcom Merger. We expect to incur additional restructuring charges in future periods as a result of any further acquisitions, particularly the pending Brocade Acquisition.
Segment Operating Results
The following table sets forth operating income by segment for the periods presented:

	Fiscal Quarter Ended
Operating Income	January 29, 2017	January 31, 2016	$ Change	% Change
	(In millions, except for percentages)
Wired infrastructure	$933	$135	$798	591%
Wireless communications	427	265	162	61%
Enterprise storage	375	309	66	21%
Industrial & other	61	63	(2)	(3)%
Unallocated expenses	(1,290)	(297)	(993)	334%
Total operating income	$506	$475	$31	7%
Operating income from our wired infrastructure and wireless communications segments increased primarily due to contributions from acquired BRCM products. Operating income from our enterprise storage segment increased due to contributions from our HDD products. Operating income from our industrial & other segment increased primarily due to an increase in revenue from our optocoupler products as a result of an increase in demand for these products.
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 334% in the fiscal quarter ended January 29, 2017 compared with the corresponding prior fiscal year period, primarily due to increases in amortization of acquisition-related intangible assets, restructuring, impairment and disposal charges, and costs incurred in connection with the Broadcom Merger. Additionally, share-based compensation increased due to RSUs assumed in, and integration equity awards granted to employees acquired in, the Broadcom Merger.
Non-Operating Income and Expenses
Interest expense. Interest expense was $111 million for the fiscal quarter ended January 29, 2017 and $84 million for the fiscal quarter ended January 31, 2016. The increase in interest expense was primarily due to interest on higher outstanding debt balances we incurred to finance the Broadcom Merger.
Loss on extinguishment of debt. The net proceeds from the issuance of our Senior Notes, along with cash on hand, were used to repay all of the term loans outstanding under the 2016 Credit Agreement in the aggregate amount of $13,555 million. As a result, during the fiscal quarter ended January 29, 2017, we wrote-off $159 million of debt issuance costs, which were included in loss on extinguishment of debt.
Other income, net. Other income, net was $31 million for the fiscal quarter ended January 29, 2017 compared to $3 million for the fiscal quarter ended January 31, 2016. The increase was primarily due to a $23 million gain on the disposition of assets.
Provision for income taxes. For the fiscal quarter ended January 29, 2017, our provision for income taxes was $10 million compared to $17 million for the fiscal quarter ended January 31, 2016. This decrease was due to a discrete benefit from the recognition of $42 million of excess tax benefits from share-based awards that were vested and/or exercised during the fiscal quarter ended January 29, 2017. This was partially offset by an increase in tax provision caused by a change in the jurisdictional mix of income from continuing operations before income taxes during the fiscal quarter ended January 29, 2017.

Our provision for income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganizations, excess tax benefits or tax deficiencies from share-based awards, and changes in tax regulation.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to launches of new mobile handsets manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications and enterprise storage segments. As a result of the Broadcom Merger, our wired infrastructure segment represents the majority of our net revenue, and our business overall is more diversified. As a result, we believe that the impact of typical seasonality in any particular segment on our overall revenue should diminish over time.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of January 29, 2017 consisted of: (i) $3,536 million in cash and cash equivalents, (ii) cash we expect to generate from operations, and (iii) our outstanding revolving credit facility of up to $500 million aggregate principal amount, or the 2016 Revolving Credit Facility, which is committed until February 1, 2021, and substantially all of which was available to be drawn as of January 29, 2017.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including the pending Brocade Acquisition, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) interim cash dividend payments by Broadcom (if and when declared by the Board), (v) cash distributions by the Partnership (if and when declared by the Partnership’s General Partner), (vi) interest and principal payments related to outstanding indebtedness, (vii) payment of income taxes, including taxes resulting from the intercompany transfer of IP acquired in the Broadcom Merger, and (viii) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We anticipate that our capital expenditures for fiscal year 2017 will be higher than fiscal year 2016, due primarily to expenditures for construction at our Irvine and San Jose campuses, purchases of test manufacturing equipment and spending on equipment to support various research and development projects.
Our debt and liquidity needs will also increase as a result of the closing of the Brocade Acquisition. We intend to finance the estimated $5.5 billion of cash consideration needed for that transaction with new debt financing and cash on hand from both companies.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the 2016 Revolving Credit Facility, as well as committed debt funding related to the pending Brocade Acquisition, provide sufficient liquidity, after giving effect to the pending Brocade Acquisition, to operate our business and fund our current and assumed obligations for at least the next 12 months.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents, or require us to increase our borrowings under our 2016 Credit Agreement, or otherwise, to fund the transaction. We could also reduce certain expenditures such as payment of our cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including the Senior Notes, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, or otherwise increase our outstanding indebtedness, for reasons other than those specified above.
Summary and Highlights for the Fiscal Quarter ended January 29, 2017
Our cash and cash equivalents increased by $439 million to $3,536 million at January 29, 2017 from $3,097 million at October 30, 2016. The increase was largely due to $1,353 million in net cash provided by operating activities, $13,550 million of gross proceeds from the issuance of the Senior Notes and $61 million from the issuance of ordinary shares upon exercises of share options, partially offset by the repayment of $13,668 million, in aggregate principal amount, of our term loan borrowings under the 2016 Credit Agreement, an aggregate of $431 million in dividend payments by Broadcom and cash distributions by the Partnership (discussed in more detail below), $325 million in capital expenditures, and $107 million in debt issuance costs related to the Senior Notes.
As a result of an amendment to the 2016 Credit Agreement, which became effective for the issuance of the Senior Notes, amounts borrowed under the 2016 Credit Agreement, including under the 2016 Revolving Credit Facility, ceased to be collateralized and will only be guaranteed by the Guarantors.
Dividends/Distributions
Broadcom paid cash dividends of $1.02 and $0.44 per ordinary share, or $408 million and $122 million in the aggregate, during the fiscal quarters ended January 29, 2017 and January 31, 2016, respectively.
The Partnership paid a cash distribution of $408 million to Broadcom, as General Partner, and a cash distribution of $1.02 per Partnership REU, or $23 million in the aggregate, to its limited partners during the fiscal quarter ended January 29, 2017.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Fiscal Quarter Ended
	January 29, 2017	January 31, 2016
	(In millions)
Net cash provided by operating activities	$1,353	$474
Net cash used in investing activities	(319)	(85)
Net cash used in financing activities	(595)	(42)
Net change in cash and cash equivalents	$439	$347
Operating Activities
Cash provided by operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. The $879 million increase in cash provided by operations during the fiscal quarter ended January 29, 2017, compared to the fiscal quarter ended January 31, 2016, was due to the adjustments to net income for non-cash items, offset by changes in assets and liabilities. The adjustments to net income for non-cash items were higher, compared to the fiscal quarter ended January 31, 2016, primarily due to increased depreciation and amortization, share-based compensation and the non-cash portion of the debt extinguishment loss resulting from the repayment of our term loans outstanding under our 2016 Credit Agreement.
Investing Activities
Cash used in investing activities consists primarily of cash used for acquisitions and capital expenditures, offset by proceeds from divestitures. The change in investing cash flows for the fiscal quarter ended January 29, 2017 compared to the fiscal quarter ended January 31, 2016 primarily relates to a $185 million increase in purchases of property, plant and equipment and a $58 million decrease in proceeds from asset sales and other divestitures.
Financing Activities
Broadcom
Cash used in financing activities consists primarily of the repayment of the term loan borrowings under the 2016 Credit Agreement, dividend payments by Broadcom, cash distributions by the Partnership and payments of debt issuance costs, offset by proceeds received from the issuance and sale of the Senior Notes and the issuance of ordinary shares pursuant to our employee equity incentive plans. The change in financing cash flows for the fiscal quarter ended January 29, 2017 compared to the fiscal quarter ended January 31, 2016 was due to the $13,668 million repayment of our term loan borrowings under the 2016 Credit Agreement, a $309 million increase in dividend and distribution payments, a $103 million increase in debt issuance costs and an $11 million decrease in proceeds received from the issuance of ordinary shares pursuant to our employee equity incentive plans, partially offset by a $13,550 million increase in proceeds from the issuance and sale of the Senior Notes.

The Partnership
Cash used in financing activities for the Partnership is materially the same as discussed for Broadcom above. The differences are due to capital transactions with the General Partner, which are a result of the capital contributions from Broadcom to the Partnership.
Indebtedness
See “Note 6. Borrowings” included in Part I, Item 1 of this Form 10-Q.
Contractual Commitments
See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at January 29, 2017 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report on Form 10-K other than those noted below.
 Interest Rate Risk
Our Senior Notes bear interest at fixed rates, and therefore are not subject to interest rate fluctuation risk. The foregoing does not include the effects of any debt we may incur in connection with the Brocade Acquisition, or any amounts we may borrow under the 2016 Revolving Credit Facility.
Foreign Currency Derivative Instruments
We use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the condensed consolidated financial statements included in this Form 10-Q.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also seek to mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of January 29, 2017, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
Broadcom Limited
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2017. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 29, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Broadcom Cayman L.P.
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom as authorized representatives in its capacity as the General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures as of January 29, 2017. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, the management of Broadcom, as General Partner, including the CEO and CFO concluded that, as of January 29, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, the management of General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and the management of General Partner is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Note 12. Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
As noted above, Broadcom is the successor to Avago. Following the acquisition of BRCM, on February 1, 2016, Broadcom became the ultimate parent company of Avago and BRCM. Financial information and results of operations presented in this Form 10-Q for periods prior to February 1, 2016 relate to Avago and relate to us for the periods after February 1, 2016.
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Report on Form 10-K. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risks Related to Our Business
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of direct customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the fiscal quarter ended January 29, 2017, our top 10 direct customers, which included four distributors, collectively accounted for 55% of our net revenue, of which direct sales to Foxconn accounted for 15%. We also believe our aggregate sales to Apple, Inc. when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for more than 15% of our net revenue for the fiscal quarter ended January 29, 2017.
This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them and the relationship can usually be terminated at any time, without penalty, which is typical of our industry. In addition, we are selling an increasing amount of our products through an increasingly limited number of distributors, which may expose us to additional customer concentration and related credit risks.
The loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations and cash flows.
Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party wafer foundry and module assembly and test capabilities, referred to as contract manufacturers. Our products require semiconductor wafer manufacturers with state-of-the-art fabrication equipment and techniques, and most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular contract manufacturer.
We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our contract manufacturers, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our contract manufacturers have no obligation to provide us with any specified minimum quantities of product. Further, from time to time our contract manufacturers will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production, at acceptable yields, with a new contract manufacturing partner is typically lengthy, there is often no readily available alternative source for the wafer or other contract manufacturing services we require. In addition, qualifying such manufacturers is often expensive, and they may not produce as cost-effectively as our other suppliers, which would reduce our margins. In such circumstances, we may be unable us to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately two-thirds of the wafers manufactured by our contract manufacturers during the fiscal quarter ended January 29, 2017. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
We also depend on our third-party contract manufacturers to timely develop new, advanced manufacturing processes, including, in the case of wafer fabrication, transitions to smaller geometry process technologies. If these new processes are not timely developed or we do not have sufficient access to them, we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors or deliver products to our customers, which could result in loss of revenue opportunities and damage our relationships with our customers.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the fiscal quarter ended January 29, 2017, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our pending acquisition of Brocade. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition, including the pending acquisition of Brocade.
Any acquisitions we may undertake, including the pending acquisition of Brocade, involve risks and uncertainties. For example, if we fail to complete an acquisition our share price could fall to the extent the price reflects an assumption that such acquisition will be completed, we may have incurred significant unrecoverable costs, and be subject to legal proceedings related to the acquisition. Further, the failure to consummate an acquisition may result in negative publicity and negatively impact our relationships with our customers, vendors and employees. We may become subject to litigation relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: minimizing the disruption of our business and diversion of management’s attention from daily operations; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, acquiring goodwill and other non-amortization intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls over, and integrating the personnel of, the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic markets or industry sectors of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.

Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products, could materially harm our business, operating results and margins.
Any future acquisitions we make may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of an equity or equity-linked financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
From time to time, we may also seek to divest or wind down portions of our business, both acquired or otherwise, that are not strategically important, such as the portions of the Brocade business that we do not intend to retain, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The disposition of the Brocade IP Networking business or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Although we have entered into an agreement with ARRIS International plc to sell them a portion of the Brocade IP Networking business, including the Ruckus Wireless and ICX Switching businesses, following the completion of the Brocade Acquisition, there can be no assurance that this disposition or other dispositions will occur in a timely manner, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with such dispositions, we often enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to assert our IP rights against such third-party purchasers.
Failure to adjust our manufacturing and supply chain to accurately meet customers demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fab capacity and other resource requirements, based on our estimates of customer requirements. Factors that can impact our ability to accurately estimate future customer requirements include the short-term nature of many customers’ commitments, our customers’ ability to reschedule, cancel and modify orders with little or no notice and without significant penalty, the accuracy of our customers’ forecasts and the possibility of rapid changes in demand for our customers’ products, as well as seasonal or cyclical trends in their industries or the semiconductor industry.
To ensure availability of our products, particularly for our largest customers, we typically start manufacturing our relevant products based on our customers’ forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or which may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence.
Because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income. Conversely, customers often require rapid increases in production on short notice. We may be unable to secure sufficient materials or contract manufacturing capacity to meet such increases in demand. This could damage our customer relationships, reduce revenue growth and margins, subject us to additional liabilities, harm our reputation, and prevent us from taking advantage of opportunities.
We are dependent on a limited number of markets, and dynamics in these markets could negatively impact our business or results of operations.
We operate in a limited number of markets. If demand in these markets declines or grows at a significantly slower pace than expected, our results may be adversely affected. The success of our wired infrastructure segment is primarily dependent on information technology, or IT, and data center spending, which can vary dramatically from quarter to quarter, consumer demand for traditional pay-TV services, capital expenditures on the installation of broadband capacity and our ability to transition our products to increasingly smaller line width geometries. Our wireless communications segment is primarily dependent on the mobile handset market, which is characterized by intense competition, rapidly evolving technologies and changing consumer preferences, and our success is dependent on the overall demand for mobile handsets and macroeconomic conditions in general, as well as relative success of the mobile handsets into which our products are incorporated.
Similar to our wired infrastructure segment, our enterprise storage segment is dependent on data center spending, as well as HDD-related sales. In addition, the shift to cloud-based IT solutions and services, such as hyperscale computing, may adversely affect both our wired infrastructure and enterprise storage segments. We currently sell a substantial portion of our products for use in traditional enterprise data centers. As cloud-based IT solutions become more prevalent, our results of operations will suffer if we are unable to increase sales of our products to cloud-based data center providers.
We are subject to risks associated with our distributors’ product inventories and product sell-through.
We sell many of our products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 33% of our net revenue in the fiscal quarter ended January 29, 2017. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods.
We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. These programs may require us to deploy a substantial amount of cash to fund them. As of January 29, 2017, we had an aggregate of approximately $153 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows.
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

•	customer concentration and the gain or loss of significant customers;

•
the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	utilization of our internal manufacturing facilities and fluctuations in manufacturing yields;

•
our ability to successfully and timely integrate, and realize the benefits of acquisitions we may make and the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	fluctuations in currency exchange rates;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs.
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
Our success depends, in large part, on the continued contributions of our senior management team, and in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. Although we sometimes provide certain retention-based incentives to certain executives, none of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
If we are unable to attract and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to retain, attract and motivate qualified personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time or otherwise. We have historically encountered some difficulties in hiring and retaining qualified engineers, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, our employees, including employees whom we have retained as a result of an acquisition may decide not to continue working for us and may leave with little or no notice following an acquisition. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenue.
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and could weaken our position in future competitive selection processes.
Winning a product design does not guarantee sales to a customer or that we will realize as much revenue, if any, as anticipated. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at the same time, may strain our resources and those of our contract manufacturers. In such event, we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses. Often customers will only purchase limited numbers of evaluation units from us until they qualify the products and/or the manufacturing line for those products. The qualification process can take significant time and resources and we may not always be able to satisfy customers’ qualification requirements. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products, and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
Competition in our industry could prevent us from growing our revenue.
The global semiconductor market is highly competitive. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. Competition may further increase as companies not currently in direct competition with us may introduce competing products in the future. In addition, the competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our direct competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue.
Some of our competitors may have a more extensive product portfolio or greater resources for manufacturing, distribution, financial, research and development or marketing resources than us. In addition, some of our competitors may also have a greater presence in key markets, a larger customer base or more comprehensive patent protection than us. We compete with integrated device manufacturers and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in niche markets and new technologies. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that may develop their own IC products.
If we are unable to compete successfully, we may lose market share for our products or incur significant reduction in our project margins, any of which could have a material adverse effect on our business and results of operations.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal manufacturing facilities for products utilizing our innovative materials and proprietary processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our contract manufacturers and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, Southern California and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our manufacturing or research facilities for any reason, especially our Fort Collins, Singapore and Breinigsville facilities, or those of our contract manufacturers or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction, widespread outbreaks of acute illness or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers resulting in significant expense to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any such uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
We may be unable to maintain appropriate manufacturing capacity at our own manufacturing facilities, which could adversely affect our relationships with our customers, our financial results and business condition.
We must maintain appropriate capacity at our own manufacturing facilities to meet anticipated customer demand for our proprietary products. From time to time, this requires us to invest in expansion or improvements of those facilities, which often involves substantial cost and other risks, such as delays in completion. Such expanded manufacturing capacity may still be insufficient, or may not come online soon enough, to meet demand customer and we may have to put customers on product allocation, forego sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs at these facilities, all of which could adversely affect our results of operations.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook, have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions may cause our customers and consumers to reduce or delay spending, could lead to the insolvency of key suppliers and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
Our acquisition of BRCM and the integration of its business, operations and employees with our own involve risks and the failure to integrate successfully or realize the anticipated benefits could adversely affect our future results.
Our ability to realize all of the anticipated benefits from the Broadcom Merger depends, in part, on the timely integration of BRCM’s business and the harmonization of differences in the business cultures between the two companies and their personnel. The challenges and risks involved in this integration include consolidating and integrating information technology infrastructures and financial forecasting and controls, procedures and reporting cycles, including the integration of the BRCM businesses onto our enterprise resource planning system. If we do not successfully manage these issues, then our revenue, expenses, operating results, financial condition and the value of our ordinary shares could be materially adversely affected.
As a result of the acquisition of BRCM, we have implemented a number of cost reduction activities including the elimination of a substantial number of positions from our combined global workforce across all business and functional areas. During this time we have been, and will continue to be, dependent on the services of a number of employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities.
Any failure of our IT systems or one or more of our vendors to provide necessary services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services for, among other things, financial reporting and product orders and shipments. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, shipping, human resources, benefit plan administration, IT network development and network monitoring. While we may be entitled to damages if our vendors fail to perform under their agreements with us, we may be unable to collect on any award of damages and any award may be insufficient to cover the actual costs we may incur as a result of a vendor’s failure to perform under its agreement with us. Upon expiration or termination of any of our third-party vendor agreements we may not be able to timely replace the vendor on terms and conditions, including service levels and cost, that are favorable to us. In addition, a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
Our gross margin is dependent on a number of factors, including our product mix, price erosion, acquisitions we may make and level of capacity utilization and commodity prices.
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our non-product and IP-related revenue, could adversely affect our future gross margin percentages. Although our non-product revenue is generally high margin, it fluctuates significantly from quarter to quarter. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenue and lower margin for us in the future.
Our gross margin may also be adversely affected by expenses related to the acquisitions of businesses, such as amortization of intangible assets and restructuring and impairment charges. Furthermore, businesses or companies that we acquire may have different gross margin profiles than us and could, therefore, also affect our overall gross margin.

In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our owned internal manufacturing facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. Furthermore, fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of price increases passed on to us by our suppliers, could negatively impact our margins. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained tax incentives from the Singapore Economic Development Board, or EDB, an agency of the Government of Singapore, which provide that qualifying income we earn in Singapore is subject to tax holiday or reduced rates of Singapore income tax. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive, including maintenance of a corporate headquarters function and specified IP and related activities in Singapore. Subject to our compliance with these conditions and legislative developments, the Singapore tax incentives are presently scheduled to expire at various dates generally between 2020 and 2021, subject in certain cases to potential extensions, which we may or may not be able to obtain, and any subsequent changes in incentive scope. Singapore has announced that its current IP pioneer incentive, from which we benefit, will now terminate in 2021, earlier than our originally scheduled expiration date in 2025. A new Singapore IP incentive is expected to be made available in its place, but it is not yet clear what its terms will be or whether we would qualify for it. While our objective is to substantially offset the effects of the early termination of the existing IP pioneer incentive in 2021, either through the new Singapore IP incentive or otherwise, we cannot assure you that we will be able to do so. Our current IP pioneer incentive represents the substantial majority of the overall provision for income taxes provided by all such incentives from which we benefit. Absent these tax incentives, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. We also have tax holidays on our qualifying income in Malaysia, which are scheduled to expire between 2018 and 2028. The tax incentives and tax holidays that we have obtained are also subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. The effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $169 million, $207 million and $99 million, for fiscal years 2016, 2015 and 2014, respectively, reduce diluted net loss per share by $0.44 for fiscal year 2016 and increase diluted net income per share by $0.74 and $0.37 for fiscal years 2015 and 2014, respectively.
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
Our effective tax rates and cash taxes payable are affected by reorganizations or restructurings of our businesses or assets, changes in our corporate or debt financing structure, jurisdictional revenue mix, changes in tax regulations or policy and the outcome of tax audits and examinations, which could materially, adversely affect financial results.
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
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure;

•	jurisdictional mix of our income and assets, and the resulting tax effects of differing tax rates in different countries;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	changes in transfer pricing rules or methods of applying these rules;

•	changes in tax laws, including in Singapore, changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to income and foreign tax credit rules;

•	tax effects of increases in non-deductible employee compensation;

•	changes in tax accounting rules or principles and in the valuation of deferred tax assets and liabilities;

•	outcomes of income tax audits; and

•	expiration, lapses or termination of tax credits or incentives.
At the time we completed the Broadcom Merger, in connection with the preliminary allocation of the purchase price, we established a deferred tax liability on our balance sheet. This liability is associated with our potential tax liability arising from our planned integration of BRCM’s IP, which was completed in November 2016. This tax liability will become payable as earnings resulting from this integration of IP is distributed over time. In addition, prior to the closing of the Broadcom Merger, our policy was to indefinitely reinvest a portion of our foreign earnings to fund our operations outside Singapore. Effective as of our fiscal quarter ended May 1, 2016, we no longer intend to indefinitely reinvest any of our accumulated and current foreign earnings in our operations outside Singapore. As a result of these events, the amount of our income taxes payable could increase materially and consume an increasing amount of our cash. In addition, our provision for income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganization, in particular as a result of the Broadcom Merger, which would also affect our overall effective tax rate.
We have also adopted transfer-pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, the advance of financing and grant of licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future tax years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
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
In addition, we are subject to, and are under, tax audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in Singapore and in jurisdictions outside Singapore could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform taxation of international business activities. Corporate tax reform and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny. For example, many countries (including Singapore) are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. In addition, in the United States the new administration has indicated that it proposes to make substantial changes to corporate taxation in that country, which may include changes to taxation of the repatriation of non-U.S. income and border adjustment taxes. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

Due to the large scale of our international business activities any substantial changes in international corporate tax policies or legislative initiatives may materially and adversely affect our business, our reputation, the amount of taxes we are required to pay and our financial condition and results of operations generally.
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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, and even with significant expenditures we may not be able to protect our IP rights that are valuable to our business. We are unable to predict or assure that:

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
From time to time, we may be subject to warranty or product liability claims that have led, and may in the future lead, to significant expense. We may also be exposed to such claims as a result of any acquisition we may undertake in the future. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. It is possible for one of our customers to recall a product containing one of our devices. In such an event, we may incur significant costs and expenses, including among others, replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Consequently, our reputation may be damaged and customers may be reluctant to buy, our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products. As a result, our financial results could be materially and adversely affected.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
We make substantial investments in research and development to improve existing and develop new technologies to keep pace with technological advances and to remain competitive in our business, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The semiconductor industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and requires substantial investment in our research and development in order to develop and bring to market new and enhanced technologies and products. In addition, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. We expect the dollar amount of research and development expenses to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support, become widely accepted, demand for our products may be reduced. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
A majority of our products are produced and sourced in Asia, including China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, and we sell our products throughout the world. In addition, as of January 29, 2017, approximately 42% of our employees are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export restrictions, export duties and quotas, and customs duties and tariffs;

•
disruptions of capital and trading markets and currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us;

•	difficulty in obtaining product distribution and support, and transportation delays;

•	public health or safety concerns;

•	nationalization of businesses and expropriation of assets; and

•	changes in tax laws.
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations of the countries in which we do business, antitrust and competition laws, data privacy laws and export regulations. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Although our Code of Ethics and Business Conduct and other policies prohibit us and our employees from engaging in unethical business practices, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to civil or criminal penalties.
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, and many of our products are regulated or sold into regulated industries, such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations.
In addition, the manufacture and distribution of our semiconductors must comply with various laws and adapt to changes in regulatory requirements as they occur. For example, if a country in which our products are manufactured or sold sets technical standards that are not widely shared, it may require us to stop distributing our products commercially until they comply with such new standards, lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with these requirements, we could also be required to pay civil penalties or face criminal prosecution.
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
We are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to, hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities, or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products, and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.
Changing requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in various countries, including the United States, China, Japan, and in the European Union, increase the complexity and costs of our product design and procurement operations and may require us to re-engineer our products. Such re-engineering may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations. We may also experience claims from employees from time to time with regard to exposure to hazardous materials or other workplace related environmental claims.
Social and environmental responsibility regulations, policies and provisions, as well as customer demand, may make our supply chain more complex and may adversely affect our relationships with customers.
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

In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of these minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.
The average selling prices of products in our markets have often decreased rapidly and may do so in the future, which could harm our revenue and gross profit.
The products we develop and sell are used for high volume applications. As a result, the prices of those products have often decreased rapidly. Gross profit on our products may be negatively affected by, among other things, pricing pressures from our customers. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our margins and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
A breach of our security systems may have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expense to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of October 30, 2016 did not include the internal controls of BRCM, which we acquired in February 2016. Even though, as of October 30, 2016, we concluded that our internal control over financial reporting (excluding BRCM) was effective, we need to maintain our processes and systems and adapt them as our business grows and changes, including to reflect our integration of BRCM, as well as any future acquisitions we may undertake, including our pending acquisition of Brocade. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in the implementation of such controls, either in our existing business or in businesses that we have or acquired or may acquire in the future, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.

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
We sponsor several defined benefit plans and post-retirement medical benefit plans. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $516 million at the end of fiscal year 2016. We expect to have additional funding requirements in future years and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our pension plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which they are made.
Furthermore, in order to reduce the expenses associated with these programs, where practicable, we are seeking to move defined benefit plans to defined contribution plans, or to cash out future retirees not yet receiving benefits, and to replace existing pension obligations with annuities. Any such changes may adversely affect our results of operations, including our profitability and cash flows. Weak economic conditions and related under-performance of asset markets could also lead to an increase in post-retirement benefit expense.
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
Under Section 7874 of the Code, if the former shareholders of BRCM hold 80% or more of the vote or value of the ordinary shares of Broadcom, by reason of their former holding of BRCM common shares (the percentage (by vote and value) of our ordinary shares considered to be held (for purposes of Section 7874 of the Code) by former BRCM shareholders immediately after the Broadcom Transaction by reason of holding BRCM common shares is referred to in this disclosure as the “Section 7874 Percentage”), and our expanded affiliated group after the Broadcom Transaction does not have substantial business activities in Singapore relative to our worldwide business activities, Broadcom would be treated as a U.S. corporation for U.S. federal income tax purposes. If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), Section 7874 of the Code would cause Broadcom to be treated as a “surrogate foreign corporation” if we did not have substantial business activities in Singapore relative to our worldwide business activities.
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
As of January 29, 2017, our total consolidated indebtedness was $13.7 billion and we had approximately $500 million of available borrowing capacity under the 2016 Revolving Credit Facility. These amounts do not reflect any debt financing that we expect to incur in order to allow us to consummate the Brocade Acquisition. Subject to restrictions in the 2016 Credit Agreement and in the indenture governing our Senior Notes, or the Indenture, we have the ability to incur a significant amount of additional indebtedness in the future, in addition to any financing needed for the Brocade Acquisition.
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

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes; and

•	exposing us to interest rate risk to the extent we incur any variable rate indebtedness, and we do not typically hedge against changes in interest rates.
In addition, the 2016 Credit Agreement and the Indenture contain customary events of default upon the occurrence of which, after any applicable grace period, the lenders or the noteholders would have the ability to immediately declare the debt due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins on indebtedness incurred under the 2016 Credit Agreement will vary based on the applicable public ratings assigned to the long-term indebtedness for borrowed money of our subsidiary, Broadcom Cayman Finance Limited, or Cayman Finance, by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt. Our failure to continuously have a public corporate credit rating from each of Moody’s and Standard & Poor’s may result in a covenant default under the 2016 Credit Agreement.
The instruments governing our indebtedness impose significant restrictions on our business.
The 2016 Credit Agreement contains a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on the ability of our subsidiaries to:

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

In addition, the 2016 Credit Agreement includes financial covenants requiring Broadcom, the Partnership and Cayman Finance to maintain a maximum total leverage ratio. Our ability to meet the financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain the applicable maximum first lien leverage ratio or maximum total leverage ratio, as applicable.
We do not know whether we will be granted waivers under, or amendments to, our 2016 Credit Agreement if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
In addition, the Indenture places limitations on our ability to incur certain secured debt, enter into certain sale and lease-back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the 2016 Credit Agreement, the Senior Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.
The trading prices of the Senior Notes may be volatile and can be directly affected by many factors, including our credit rating.
The trading prices of the Senior Notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for debt securities, general economic conditions and securities analysts’ recommendations, if any, regarding our securities.
Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading prices of the Senior Notes, or the trading market for the Senior Notes. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading prices of the Senior Notes.
Risks Relating to Investments in Singapore Companies
It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us or our directors in Singapore.
Broadcom is incorporated under the laws of the Republic of Singapore, and certain of our directors are resident outside the United States. Moreover, a majority of our consolidated assets are located outside the United States. Although Broadcom is incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for certain purposes. Nevertheless, since a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.
There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on Broadcom or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. Consequently, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.
Broadcom is incorporated in Singapore and our shareholders may have more difficulty in protecting their interest than they would as shareholders of a corporation incorporated in the United States, and we may have more difficulty attracting and retaining qualified board members and executives.
Broadcom’s corporate affairs are governed by its Constitution and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our Board, under Singapore law (including under the recently amended Singapore Companies Act) are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our Board than they would as shareholders of a corporation incorporated in the United States.
In addition, being a public company incorporated in Singapore may make it more expensive for Broadcom to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on committees of our Board, and qualified executive officers.
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on such terms and conditions as may be determined by our Board in its sole discretion.
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of Broadcom’s shareholders in a general meeting. At our 2016 annual general meeting, Broadcom’s shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares, which will continue in force until the earlier of (i) the conclusion of our annual general meeting in 2017, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e., within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a duly convened general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and Broadcom’s Constitution, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
Risks Relating to Owning Our Ordinary Shares
At times, Broadcom’s share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources.
The trading price of Broadcom ordinary shares has, at times, fluctuated significantly. The trading price of Broadcom ordinary shares could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	issuance of ordinary shares upon exchange of Partnership REUs; and

•	changes in our dividend or share repurchase policies.
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of PLX, Emulex and BRCM, and from our pending acquisition of Brocade. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
A substantial amount of our shares is held by a small number of large investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of December 31, 2016, we believe that our two largest shareholders, Capital World Investors and Capital Research Global Investors, hold approximately 19% of Broadcom outstanding ordinary shares in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, any such sales of our ordinary shares by these entities could also impair our ability to raise capital through the sale of additional equity securities.

There can be no assurance that we will continue to declare cash dividends.
Our Board has adopted a dividend policy pursuant to which we currently pay a cash dividend on Broadcom ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof.
Future dividends, if any, and their timing and amount, may be affected by, among other factors: management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Pursuant to Singapore law and Broadcom’s Constitution, no dividends may be paid except out of our profits or expected profits. Because we are a holding company, our ability to pay cash dividends on Broadcom ordinary shares is also limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, the declaration and payment of which are subject to restrictions under the terms of our 2016 Credit Agreement.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
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
As of February 1, 2017, holders of Partnership REUs, or Limited Partners, may, subject to compliance with the procedures set forth in the Partnership’s amended and restated exempted limited partnership agreement, as amended from time to time, or the Partnership Agreement, require the Partnership to repurchase all or any portion of such Limited Partner’s Partnership REUs in exchange for Broadcom ordinary shares, at a ratio of one Broadcom ordinary share for each Partnership REU, or the Exchange Right. However, Broadcom, in its sole discretion as General Partner, has the right to cause the Partnership to repurchase the Partnership REUs for cash (in an amount determined in accordance with the terms of the Partnership Agreement based on the market price of Broadcom ordinary shares) in lieu of Broadcom ordinary shares. Although we are currently issuing Broadcom ordinary shares upon exchange of Partnership REUs, Broadcom, in its sole discretion as General Partner, may choose to cause the Partnership to repurchase the Partnership REUs for cash at any time and without notice. The payment of cash upon exchange of Partnership REUs could result in, among other things, tax consequences that differ from those that would have resulted if the holder of such Partnership REUs had received Broadcom ordinary shares.
In addition, prior to the third anniversary following the effective time of the Broadcom Merger, it is a condition precedent to the obligation of the Partnership to repurchase such Partnership REUs, and the holder of such Partnership REUs shall not be permitted to exercise the Exchange Right, unless (i) Broadcom has received a written opinion from an independent nationally recognized law or accounting firm that the Exchange Right should not cause Broadcom to be treated as (a) a “surrogate foreign corporation” (within the meaning of Section 7874(a)(2)(B) of the Code) or (b) a “domestic corporation” (within the meaning of Section 7874(b) of the Code) and (ii) Broadcom’s independent auditor has determined that no reserve shall be required for financial accounting purposes relating to Section 7874 of the Code as a result of the exercise of such Exchange Right. Although Limited Partners are currently permitted to exercise their Exchange Rights, no assurance can be provided as to whether or not such determinations will be obtainable in the future.
The exchange of Partnership REUs is a U.S. taxable event.
The exchange of Partnership REUs will be treated for U.S. tax purposes as a taxable sale of the Partnership REUs by the Limited Partner making the exchange. A Limited Partner will recognize gain or loss for U.S. income tax purposes in an amount equal to the fair market value of our ordinary shares or the cash amount received in the exchange, plus the amount of the Partnership’s liabilities allocable to the Partnership REUs being exchanged, less the Limited Partner’s adjusted tax basis in the Partnership REUs exchanged. The recognition of any loss resulting from an exchange of Partnership REUs is subject to a number of limitations set forth in the Code. It is possible that the amount of gain recognized or even the tax liability resulting from the gain could exceed the value of our ordinary shares or cash amount received upon the exchange. In addition, a Limited Partner may have difficulty finding buyers for a substantial number of ordinary shares in order to raise cash to pay tax liabilities associated with the exchange of their Partnership REUs and may not receive a price for the ordinary shares equal to the value of the Partnership REUs at the time of the exchange.
An active trading market for Partnership REUs is not expected to develop.
The Partnership REUs are not listed on a national exchange in the United States or on a foreign exchange. An active public market for the Partnership REUs is not expected to develop. In addition, although the Partnership REUs are registered under the Exchange Act, Broadcom, as General Partner, is under no obligation to continue such registration and is authorized to deregister the Partnership REUs at any time such registration is not legally required. As a result, it will be very difficult to sell the Partnership REUs at a price that is attractive, or at all.
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
Consequently, due to these potential fluctuations in value of Broadcom ordinary shares, at the time that the Exchange Right is exercised, the Broadcom ordinary shares into which Partnership REUs may be exchanged, or the cash amount to be paid in lieu thereof, may have a value that differs from the value of Broadcom ordinary shares as of the effective time of the

Broadcom Merger. Also see “At times, Broadcom’s share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources” regarding fluctuations in the value of Broadcom ordinary shares.
There can be no assurance that the Partnership will continue to declare cash distributions.
Pursuant to the terms of the Partnership Agreement, Broadcom, as General Partner, and our Limited Partners are entitled to receive distributions from the Partnership if and when Broadcom pays dividends to holders of its ordinary shares. There can be no assurance that Broadcom will declare cash dividends in the future in any particular amounts, or at all. Also see “There can be no assurance that we will continue to declare cash dividends” regarding factors that may affect the timing and amount of dividends paid by Broadcom.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
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
Vice President and Chief Financial Officer

BROADCOM CAYMAN L.P. by Broadcom Limited, its General Partner
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Vice President and Chief Financial Officer
Date: March 9, 2017

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1#
Agreement and Plan of Merger, dated as of April 10, 2013, by and among CyOptics, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Celsus Acquisition Corp., Avago Technologies Limited, Avago Technologies Finance Pte. Ltd. and Shareholder Representative Services LLC.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	April 11, 2013

2.2#	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428)	December 16, 2013

2.3#
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015

2.5#	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016

3.1	Constitution of Broadcom Limited	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

3.2	Amended and Restated Exempted Limited Partnership Agreement of Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), dated February 1, 2016	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

3.3	Voting Trust Agreement, dated as of February 1, 2016, by and among Broadcom Limited, Broadcom Cayman L.P. and Computershare Trust Company, N.A., as Trustee	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Broadcom Limited Registration Statement on Form S-3 (Commission File No. 333-209923)	March 4, 2016

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

4.2
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited
(“Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l.
(the “Guarantors”) and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

4.3	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

4.4	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

4.5	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

4.6	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

4.7
Registration Rights Agreement, dated as of January 19, 2017, by and among the Co-Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives of the several initial purchasers of the Senior Notes.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

10.1
Third Amendment, dated as of January 19, 2017, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Broadcom Cayman Finance Limited, BC Luxembourg S.à r.l., Bank of America, N.A., as administrative agent, and the lenders party thereto.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

10.2+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan.			X

10.3+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan.			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.3
Certification of Principal Executive Officer for Broadcom Cayman L.P. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.4
Certification of Principal Financial Officer for Broadcom Cayman L.P. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.3	Certification of Principal Executive Officer for Broadcom Cayman L.P. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.4	Certification of Principal Financial Officer for Broadcom Cayman L.P. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Limited hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.