Form 10-Q
period 2017-04-30
Broadcom Ltd; Broadcom Cayman L.P.
filed 2017-06-08
CIK 1649338, 1649345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Broadcom Limited:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Broadcom Cayman L.P.:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Broadcom Limited: YES ☐ NO ☑ Broadcom Cayman L.P. : YES ☐ NO ☑
As of May 26, 2017, Broadcom Limited had 406,592,633 of its ordinary shares, no par value per share, outstanding.
As of May 26, 2017, Broadcom Cayman L.P. had 390,736,766 common partnership units outstanding (all of which are owned by Broadcom Limited) and 22,305,680 restricted exchangeable partnership units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the fiscal quarter and two fiscal quarters ended April 30, 2017 of Broadcom Limited and Broadcom Cayman L.P. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented for periods prior to February 1, 2016 relate only to Avago Technologies Limited, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016. Broadcom Corporation was indirectly acquired by Broadcom on February 1, 2016 (refer to Note 1. “Overview, Basis of Presentation and Significant Accounting Policies” for additional information).
As of April 30, 2017, Broadcom Limited owned approximately 95% of the Partnership (represented by common partnership units, or Common Units) and is the sole general partner of the Partnership, or the General Partner. The balance of the partnership units represents restricted exchangeable limited partnership units, or Partnership REUs, the holders of which are referred to as the Limited Partners. As the General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the amended and restated exempted limited partnership agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
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
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2017

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM LIMITED AND BROADCOM CAYMAN L.P.

BROADCOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	April 30, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,254	$3,097
Short-term investments	200	—
Trade accounts receivable, net	2,073	2,181
Inventory	1,311	1,400
Other current assets	630	447
Total current assets	8,468	7,125
Long-term assets:
Property, plant and equipment, net	2,762	2,509
Goodwill	24,706	24,732
Intangible assets, net	13,016	15,068
Other long-term assets	897	532
Total assets	$49,849	$49,966
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$925	$1,261
Employee compensation and benefits	464	517
Current portion of long-term debt	—	454
Other current liabilities	663	846
Total current liabilities	2,052	3,078
Long-term liabilities:
Long-term debt	13,567	13,188
Pension and post-retirement benefit obligations	508	531
Other long-term liabilities	11,379	11,293
Total liabilities	27,506	28,090
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 406,003,761 shares and 398,281,461 shares issued and outstanding on April 30, 2017 and October 30, 2016, respectively	19,869	19,241
Non-economic voting preference shares, no par value; 22,348,728 shares and 22,804,591 shares issued and outstanding on April 30, 2017 and October 30, 2016, respectively	—	—
Accumulated deficit	(311)	(215)
Accumulated other comprehensive loss	(133)	(134)
Total Broadcom Limited shareholders’ equity	19,425	18,892
Noncontrolling interest	2,918	2,984
Total shareholders’ equity	22,343	21,876
Total liabilities and shareholders’ equity	$49,849	$49,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net revenue	$4,190	$3,541	$8,329	$5,312
Cost of products sold:
Cost of products sold	1,564	1,437	3,137	2,136
Purchase accounting effect on inventory	1	828	1	828
Amortization of acquisition-related intangible assets	639	198	1,198	328
Restructuring charges	10	32	16	33
Total cost of products sold	2,214	2,495	4,352	3,325
Gross margin	1,976	1,046	3,977	1,987
Research and development	829	787	1,637	1,054
Selling, general and administrative	204	238	405	352
Amortization of acquisition-related intangible assets	442	735	882	789
Restructuring, impairment and disposal charges	27	287	73	318
Total operating expenses	1,502	2,047	2,997	2,513
Operating income (loss)	474	(1,001)	980	(526)
Interest expense	(112)	(256)	(223)	(340)
Loss on extinguishment of debt	—	(53)	(159)	(53)
Other income (expense), net	3	(6)	34	(3)
Income (loss) from continuing operations before income taxes	365	(1,316)	632	(922)
Benefit from income taxes	(103)	(99)	(93)	(82)
Income (loss) from continuing operations	468	(1,217)	725	(840)
Loss from discontinued operations, net of income taxes	(4)	(38)	(9)	(38)
Net income (loss)	464	(1,255)	716	(878)
Net income (loss) attributable to noncontrolling interest	24	(69)	37	(69)
Net income (loss) attributable to ordinary shares	$440	$(1,186)	$679	$(809)

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.10	$(2.93)	$1.72	$(2.31)
Loss per share from discontinued operations	(0.01)	(0.09)	(0.03)	(0.10)
Net income (loss) per share	$1.09	$(3.02)	$1.69	$(2.41)

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.06	$(2.93)	$1.65	$(2.43)
Loss per share from discontinued operations	(0.01)	(0.09)	(0.02)	(0.11)
Net income (loss) per share	$1.05	$(3.02)	$1.63	$(2.54)

Weighted-average shares:
Basic	403	392	401	335
Diluted	442	415	440	346

Cash dividends declared and paid per share	$1.02	$0.49	$2.04	$0.93
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net income (loss)	$464	$(1,255)	$716	$(878)
Other comprehensive income, net of tax:
Reclassification to net income (loss)	1	—	1	—
Other comprehensive income	1	—	1	—
Comprehensive income (loss)	465	(1,255)	717	(878)
Comprehensive income (loss) attributable to noncontrolling interest	24	(69)	37	(69)
Comprehensive income (loss) attributable to ordinary shares	$441	$(1,186)	$680	$(809)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016
Cash flows from operating activities:
Net income (loss)	$716	$(878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,307	1,284
Share-based compensation	418	255
Excess tax benefits from share-based compensation	—	(58)
Deferred taxes and other non-cash tax expense	(111)	(172)
Non-cash portion of debt extinguishment loss	159	30
Non-cash restructuring, impairment and disposal charges	40	44
Gain on disposition of assets	(23)	—
Amortization of debt issuance costs and accretion of debt discount	14	17
Other	8	26
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	108	(169)
Inventory	96	920
Accounts payable	(251)	(217)
Employee compensation and benefits	(53)	(51)
Other current assets and current liabilities	(391)	86
Other long-term assets and long-term liabilities	(101)	(21)
Net cash provided by operating activities	2,936	1,096
Cash flows from investing activities:
Purchases of property, plant and equipment	(581)	(298)
Purchases of investments	(200)	(59)
Acquisitions of businesses, net of cash acquired	(37)	(10,035)
Proceeds from sales of businesses	10	68
Proceeds from sales and maturities of investments	—	32
Other	(4)	—
Net cash used in investing activities	(812)	(10,292)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,550	15,926
Debt repayments	(13,668)	(4,839)
Payment of assumed debt	—	(1,475)
Payment of debt issuance costs	(127)	(108)
Dividend and distribution payments	(868)	(326)
Issuance of ordinary shares	150	179
Excess tax benefits from share-based compensation	—	58
Payment of capital lease obligations	(4)	—
Net cash provided by (used in) financing activities	(967)	9,415
Net change in cash and cash equivalents	1,157	219
Cash and cash equivalents at the beginning of period	3,097	1,822
Cash and cash equivalents at end of period	$4,254	$2,041
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except unit data)

	April 30, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,797	$3,044
Short-term investments	200	—
Trade accounts receivable, net	2,073	2,181
Inventory	1,311	1,400
Other current assets	1,087	500
Total current assets	8,468	7,125
Long-term assets:
Property, plant and equipment, net	2,762	2,509
Goodwill	24,706	24,732
Intangible assets, net	13,016	15,068
Other long-term assets	897	532
Total assets	$49,849	$49,966
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$925	$1,261
Employee compensation and benefits	464	517
Current portion of long-term debt	—	454
Other current liabilities	663	846
Total current liabilities	2,052	3,078
Long-term liabilities:
Long-term debt	13,567	13,188
Pension and post-retirement benefit obligations	508	531
Other long-term liabilities	11,379	11,293
Total liabilities	27,506	28,090
Commitments and contingencies (Note 12)
Partners’ capital:
Common partnership units; 390,693,718 units and 390,237,855 units issued and outstanding on April 30, 2017 and October 30, 2016, respectively	19,558	19,026
Restricted exchangeable units; 22,348,728 units and 22,804,591 units issued and outstanding on April 30, 2017 and October 30, 2016, respectively	2,918	2,984
Accumulated other comprehensive loss	(133)	(134)
Total partners’ capital	22,343	21,876
Total liabilities and partners’ capital	$49,849	$49,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per unit/share amounts)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net revenue	$4,190	$3,541	$8,329	$5,312
Cost of products sold:
Cost of products sold	1,564	1,437	3,137	2,136
Purchase accounting effect on inventory	1	828	1	828
Amortization of acquisition-related intangible assets	639	198	1,198	328
Restructuring charges	10	32	16	33
Total cost of products sold	2,214	2,495	4,352	3,325
Gross margin	1,976	1,046	3,977	1,987
Research and development	829	787	1,637	1,054
Selling, general and administrative	204	238	405	352
Amortization of acquisition-related intangible assets	442	735	882	789
Restructuring, impairment and disposal charges	27	287	73	318
Total operating expenses	1,502	2,047	2,997	2,513
Operating income (loss)	474	(1,001)	980	(526)
Interest expense	(112)	(256)	(223)	(340)
Loss on extinguishment of debt	—	(53)	(159)	(53)
Other income (expense), net	3	(6)	34	(3)
Income (loss) from continuing operations before income taxes	365	(1,316)	632	(922)
Benefit from income taxes	(103)	(99)	(93)	(82)
Income (loss) from continuing operations	468	(1,217)	725	(840)
Loss from discontinued operations, net of income taxes	(4)	(38)	(9)	(38)
Net income (loss)	$464	$(1,255)	$716	$(878)

General Partner's interest in net income (loss)	$440	$(1,186)	$679	$(1,186)
Limited Partners' interest in net income (loss)	$24	$(69)	$37	$(69)
Net income attributable to ordinary shareholders	$—	$—	$—	$377

Cash distributions paid per restricted exchangeable partnership unit	$1.02	$0.49	$2.04	$0.49
Cash distributions paid to General Partner	$414	$193	$822	$193
Cash dividends paid per ordinary share	$—	$—	$—	$0.44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net income (loss)	$464	$(1,255)	$716	$(878)
Other comprehensive income, net of tax:
Reclassification to net income (loss)	1	—	1	—
Other comprehensive income	1	—	1	—
Comprehensive income (loss)	$465	$(1,255)	$717	$(878)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016
Cash flows from operating activities:
Net income (loss)	$716	$(878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,307	1,284
Share-based compensation	418	255
Excess tax benefits from share-based compensation	—	(58)
Deferred taxes and other non-cash tax expense	(111)	(172)
Non-cash portion of debt extinguishment loss	159	30
Non-cash restructuring, impairment and disposal charges	40	44
Gain on disposition of assets	(23)	—
Amortization of debt discount issuance costs and accretion of debt discount	14	17
Other	8	26
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	108	(169)
Inventory	96	920
Accounts payable	(251)	(217)
Employee compensation and benefits	(53)	(51)
Other current assets and current liabilities	(391)	86
Other long-term assets and long-term liabilities	(101)	(21)
Net cash provided by operating activities	2,936	1,096
Cash flows from investing activities:
Purchases of property, plant and equipment	(581)	(298)
Purchases of investments	(200)	(59)
Acquisitions of businesses, net of cash acquired	(37)	(10,035)
Proceeds from sales of businesses	10	68
Proceeds from sales and maturities of investments	—	32
Other	(4)	—
Net cash used in investing activities	(812)	(10,292)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,550	15,926
Debt repayments	(13,668)	(4,839)
Payment of assumed debt	—	(1,475)
Payment of debt issuance costs	(127)	(108)
Dividend payments to ordinary shareholders	—	(122)
Distributions paid to unit holders	(868)	(204)
Issuance of ordinary shares by General Partner	—	72
Capital transactions with General Partner	(254)	9
Excess tax benefits from share-based compensation	—	58
Payment of capital lease obligations	(4)	—
Net cash provided by (used in) financing activities	(1,371)	9,317
Net change in cash and cash equivalents	753	121
Cash and cash equivalents at the beginning of period	3,044	1,822
Cash and cash equivalents at end of period	$3,797	$1,943
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
Broadcom, a company organized under the laws of the Republic of Singapore, is the successor to Avago Technologies Limited, or Avago. Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands. Broadcom is the Partnership’s sole General Partner and currently owns a majority interest (by vote and value) in the Partnership represented by common partnership units, or Common Units. The balance of the partnership units represents restricted exchangeable limited partnership units, or Partnership REUs, the holders of which are referred to as the Limited Partners. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership’s amended and restated exempted limited partnership agreement, or Partnership Agreement, as amended from time to time, and applicable laws.
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
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations for periods prior to February 1, 2016 relate to Avago, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending October 29, 2017, or fiscal year 2017, is a 52-week fiscal year. The first quarter of our fiscal year 2017 ended on January 29, 2017, the second quarter ended on April 30, 2017 and the third quarter ends on July 30, 2017. Our fiscal year ended October 30, 2016, or fiscal year 2016, was also a 52-week fiscal year.
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
As a result of Broadcom’s controlling interest in the Partnership, we consolidate the financial results of the Partnership and present a noncontrolling interest for the portion of the Partnership we do not own in our condensed consolidated financial statements. Net income (loss) attributable to noncontrolling interest in the condensed consolidated statements of operations represents the portion of income attributable to the economic interest in the Partnership owned by the Limited Partners.
The accompanying condensed consolidated financial statements include the results of operations of Broadcom Corporation, or BRCM, and other acquisitions commencing as of their respective acquisition dates.

The operating results for the fiscal quarter and two fiscal quarters ended April 30, 2017 are not necessarily indicative of the results that may be expected for fiscal year 2017, or for any other future period.
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
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2017, we early adopted an accounting standards update issued by the Financial Accounting Standards Board, or FASB, in March 2016 that simplifies the accounting for certain aspects of stock-based payments to employees. The standard eliminates (i) the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital and (ii) the requirement that excess tax benefits be realized before companies can recognize them. The standard requires a modified-retrospective transition method by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. As a result of adoption, we recognized tax benefits of $139 million and $181 million as discrete items for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively, a $47 million cumulative-effect adjustment to reduce our accumulated deficit and a $3 million cumulative-effect adjustment to increase our noncontrolling interest for previously unrecognized excess tax benefits as of October 30, 2016. In connection with the adoption, we elected to present excess tax benefits within operating activities on the statement of cash flows prospectively and we continued our existing practice of estimating forfeitures.
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
In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2019; however, early adoption is permitted. We will present our statements of cash flows in accordance with this guidance for the affected transactions occurring subsequent to adoption.
In February 2016, the FASB issued guidance related to the accounting for leases, which among other things, requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
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
2. Acquisitions
Acquisition of Broadcom Corporation
Our results of continuing operations for the fiscal quarter ended May 1, 2016 include $2,327 million of net revenue attributable to BRCM, which we acquired on February 1, 2016, or the Acquisition Date. It is impracticable to determine the effect on net income (loss) attributable to BRCM for the periods presented as we immediately integrated BRCM into our ongoing operations. Transaction costs of $29 million and $37 million incurred in connection with our acquisition of BRCM, or the Broadcom Merger, are included in selling, general and administrative expense in the condensed consolidated statements of operations for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively.

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

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 1, 2016	May 1, 2016
Pro forma net revenue	$3,538	$7,359
Pro forma net loss from continuing operations	$(607)	$(459)
Pro forma net loss	$(645)	$(497)
Pro forma net loss attributable to ordinary shares	$(610)	$(470)
Pro forma net loss per share attributable to ordinary shares - basic and diluted	$(1.56)	$(1.20)
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
We currently expect the Brocade Acquisition to close on or about July 31, 2017, subject to the satisfaction of the remaining closing conditions.

Pending Divestiture of Brocade’s IP Networking Business
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The consummation of the Brocade Acquisition is not conditioned on the divestiture of Brocade’s IP Networking business.
On February 22, 2017, we announced our agreement to sell a portion of Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, plus the additional cost of unvested assumed employee stock awards. The closing is subject to regulatory approvals in various jurisdictions and other customary closing conditions but does not require shareholder approval by either company and is not subject to any financing conditions. We have also entered into an agreement to sell the data center portion of Brocade’s IP networking business to Extreme Networks, Inc. These transactions are contingent on the closing of the Brocade Acquisition and are currently expected to close within one month following the closing of the Brocade Acquisition.
3. Supplemental Financial Information
Cash Equivalents and Short-Term Investments
Cash equivalents included $2,852 million and $1,022 million of time deposits as of April 30, 2017 and October 30, 2016, respectively. As of April 30, 2017, $200 million short-term investments included time deposits with original maturities greater than three months but less than one year.
Inventory
Inventory consists of the following (in millions):

	April 30, 2017	October 30, 2016
Finished goods	$482	$431
Work-in-process	632	596
Raw materials	197	373
Total inventory	$1,311	$1,400
Property, Plant and Equipment
In connection with our campus rationalization efforts, we entered into an agreement to sell our Irvine campus for $443 million, and we expect the transaction, which is subject to customary closing conditions, to be completed in the third fiscal quarter of 2017. In addition, we will lease back a portion of the campus at market rental rates. We do not expect to recognize a significant gain or loss upon completion of the sale.
Accrued Rebate Activity
The following table summarizes activities related to accrued rebates included in other current liabilities on our condensed consolidated balance sheets (in millions):

	Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016
Beginning balance	$317	$26
Liabilities assumed in acquisitions	—	359
Charged as a reduction of revenue	120	223
Reversal of unclaimed rebates	(36)	(3)
Payments	(222)	(215)
Ending balance	$179	$390
We recorded customer rebates charges of $56 million and $210 million in the fiscal quarter ended April 30, 2017 and May 1, 2016, respectively.

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	April 30, 2017	October 30, 2016
Deferred tax liabilities	$10,239	$10,287
Unrecognized tax benefits (a)	1,080	893
Other	60	113
Total other long-term liabilities	$11,379	$11,293
________________________________
(a) Includes accrued interest and penalties.
Discontinued Operations
During fiscal year 2016, we sold certain BRCM businesses for aggregate cash proceeds of $830 million. In connection with these sales, we provided transitional services to the buyers as short-term assistance in assuming the operations of the purchased businesses. We do not have any material continuing involvement with these businesses and have presented their results in discontinued operations.
The following table summarizes the selected financial information of discontinued operations (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net revenue	$3	$64	$5	$64

Loss from discontinued operations before income taxes	$(4)	$(61)	$(9)	$(61)
Benefit from income taxes	—	23	—	23
Loss from discontinued operations, net of income taxes	$(4)	$(38)	$(9)	$(38)
Supplemental Cash Flow Information
The following table summarizes supplement cash flow information (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Cash paid for interest	$1	$65	$103	$145
Cash paid for income taxes	$109	$87	$206	$80
At April 30, 2017 and October 30, 2016, we had $103 million and $159 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable and other current liabilities.
4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total
Balance as of October 30, 2016	$17,641	$5,952	$995	$144	$24,732
Broadcom Merger adjustments	(25)	(7)	—	—	(32)
Other	6	—	—	—	6
Balance as of April 30, 2017	$17,622	$5,945	$995	$144	$24,706
During the first fiscal quarter ended January 29, 2017, we made adjustments to certain tax balances related to the Broadcom Merger, resulting in a $32 million decrease in goodwill.

Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of April 30, 2017:
Purchased technology	$12,553	$(3,049)	$9,504
Customer contracts and related relationships	4,240	(2,238)	2,002
Trade names	528	(97)	431
Other	116	(16)	100
Intangible assets subject to amortization	17,437	(5,400)	12,037
In-process research and development	979	—	979
Total	$18,416	$(5,400)	$13,016

As of October 30, 2016:
Purchased technology	$12,182	$(1,855)	$10,327
Customer contracts and related relationships	4,231	(1,377)	2,854
Trade names	528	(77)	451
Other	107	(7)	100
Intangible assets subject to amortization	17,048	(3,316)	13,732
In-process research and development	1,336	—	1,336
Total	$18,384	$(3,316)	$15,068
Based on the amount of intangible assets subject to amortization at April 30, 2017, the expected amortization expense for each of the next five years and thereafter was as follows (in millions):

Fiscal Year:
2017 (remainder)	$2,198
2018	2,910
2019	2,124
2020	1,754
2021	1,402
Thereafter	1,649
Total	$12,037
The weighted-average amortization periods remaining by intangible asset category as of April 30, 2017 were as follows (in years):

Purchased technology	5
Customer contracts and related relationships	3
Trade name	13
Other	12

5. Net Income (Loss) Per Share
Broadcom
Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares by the weighted-average number of Broadcom ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares and, if the Partnership REUs are dilutive, net income (loss) attributable to noncontrolling interest by the weighted-average number of Broadcom ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money share options, RSUs and employee share purchase rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards) for the fiscal quarter and two fiscal quarters ended April 30, 2017. Diluted shares outstanding also include Broadcom ordinary shares issuable upon exchange of the Partnership REUs (refer to Note 8. “Partners’ Capital” for additional information) for all periods presented.
The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase ordinary shares. For the fiscal quarter and two fiscal quarters ended May 1, 2016, the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes was also assumed to be used to repurchase ordinary shares.
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Numerator - Basic:
Income (loss) from continuing operations	$468	$(1,217)	$725	$(840)
Less: Income (loss) from continuing operations attributable to noncontrolling interest	24	(67)	37	(67)
Income (loss) from continuing operations attributable to ordinary shares	$444	$(1,150)	$688	$(773)

Loss from discontinued operations, net of income taxes	$(4)	$(38)	$(9)	$(38)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	(2)	—	(2)
Loss from discontinued operations, net of income taxes, attributable to ordinary shares	$(4)	$(36)	$(9)	$(36)

Net income (loss) attributable to ordinary shares	$440	$(1,186)	$679	$(809)

Numerator - Diluted:
Income (loss) from continuing operations	$468	$(1,217)	$725	$(840)
Loss from discontinued operations, net of income taxes	(4)	(38)	(9)	(38)
Net income (loss)	$464	$(1,255)	$716	$(878)

Denominator:
Weighted-average ordinary shares outstanding - basic	403	392	401	335
Dilutive effect of equity awards	16	—	16	—
Exchange of noncontrolling interest for ordinary shares	23	23	23	11
Weighted-average ordinary shares outstanding - diluted	442	415	440	346

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.10	$(2.93)	$1.72	$(2.31)
Loss per share from discontinued operations, net of income taxes	(0.01)	(0.09)	(0.03)	(0.10)
Net income (loss) per share	$1.09	$(3.02)	$1.69	$(2.41)

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.06	$(2.93)	$1.65	$(2.43)
Loss per share from discontinued operations, net of income taxes	(0.01)	(0.09)	(0.02)	(0.11)
Net income (loss) per share	$1.05	$(3.02)	$1.63	$(2.54)
The Partnership
Income (loss) per unit for the Partnership is not required to be presented as its Common Units and Partnership REUs are not publicly traded.

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
The Co-Issuers used the net proceeds, plus cash on hand, to repay all of the term loans outstanding under our guaranteed, collateralized credit agreement, or the 2016 Credit Agreement, dated February 1, 2016, in the aggregate amount of $13,555 million and to pay $107 million of related fees and expenses. In addition, we paid $20 million in related fees and expenses in the fiscal quarter ended April 30, 2017. Each series of Senior Notes pays interest semi-annually in cash in arrears on January 15 and July 15 of each year, beginning on July 15, 2017. The Senior Notes are recorded as long-term debt, net of original issue discount and capitalized debt issuance costs. The discount and debt issuance costs associated with the issuance of the Senior Notes are amortized to interest expense over their respective terms. The effective interest rates for fixed-rate debt include the stated interest on the notes, the accretion of the original issue discount and amortization of the debt issuance costs.
As a result of the repayment of the outstanding term loans under the 2016 Credit Agreement during the two fiscal quarters ended April 30, 2017, we wrote-off $159 million of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.
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
The following table summarizes details of our Senior Notes:

	April 30, 2017
	Interest Rate	Effective Interest Rate	Issuance Price	Amount (In millions)
Fixed rate notes due January 2020	2.375%	2.615%	99.774%	$2,750
Fixed rate notes due January 2022	3.000%	3.214%	99.592%	3,500
Fixed rate notes due January 2024	3.625%	3.744%	99.896%	2,500
Fixed rate notes due January 2027	3.875%	4.018%	99.558%	4,800
Unaccreted discount and unamortized debt issuance costs				(122)
Carrying value of Senior Notes				$13,428
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
As of April 30, 2017, there were no borrowings outstanding under the 2016 Revolving Credit Facility or any material outstanding letters of credit. Unamortized debt issuance costs related to the 2016 Revolving Credit Facility were $8 million and $9 million as of April 30, 2017 and October 30, 2016, respectively, and were included in other long-term assets on the condensed consolidated balance sheets.

We were in compliance with all of the covenants described in the 2016 Credit Agreement as of April 30, 2017.
Assumed Senior Notes
The following table presents the details of the outstanding long-term debt assumed in connection with the acquisition of BRCM, or the Assumed Senior Notes:

	April 30, 2017
	Interest Rate	Effective Interest Rate	Amount (in millions)
Fixed rate notes due November 2018	2.70%	2.70%	$117
Fixed rate notes due August 2022 - August 2034	2.50% - 4.50%	2.50% - 4.50%	22
Carrying value of Assumed Senior Notes			$139
Fair Value of Debt
As of April 30, 2017, the estimated fair value of the Senior Notes and Assumed Senior Notes was $13,835 million. The fair value of the Senior Notes and Assumed Senior Notes is classified as Level 2 as we use quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding Senior Notes and Assumed Senior Notes as of April 30, 2017 were as follows (in millions):

Fiscal Year:
2017 (remainder)	$—
2018	117
2019	—
2020	2,750
2021	—
Thereafter	10,822
Total	$13,689
7. Shareholders’ Equity
Noncontrolling Interest
The Limited Partners held a noncontrolling interest of approximately 5.2% and 5.4% in the Partnership through their ownership of Partnership REUs as of April 30, 2017 and October 30, 2016, respectively.
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
During the fiscal quarter ended April 30, 2017, the Partnership exchanged 455,863 Partnership REUs pursuant to exchange notices received. In accordance with the terms of the Partnership Agreement, the Partnership satisfied the exchange notices by exchanging these Partnership REUs for the same number of newly issued Broadcom ordinary shares valued at $60 million. The exchanges represented increases in our ownership interest in the Partnership and were accounted for as equity transactions, with no gain or loss recorded in Broadcom’s condensed consolidated statement of operations. Pursuant to the terms of the Partnership Agreement, upon the exchange of Partnership REUs, each such Partnership REU was cancelled and the Partnership issued the same number of Common Units to the General Partner concurrently with the exchange.

Dividends
The following table summarizes dividend information for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Cash dividends paid per ordinary share	$1.02	$0.49	$2.04	$0.93
Cash dividends paid to ordinary shareholders	$414	$193	$822	$315
Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Cost of products sold	$15	$13	$29	$19
Research and development	150	122	291	150
Selling, general and administrative	51	51	97	74
Total share-based compensation expense	$216	$186	$417	$243
Equity Incentive Award Plans
A summary of time and market-based RSU activity under Broadcom’s equity incentive award plans is as follows (in millions, except per share amounts):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Balance as of October 30, 2016	17	$130.71
Granted	7	$203.92
Vested	(5)	$127.11
Forfeited	(1)	$136.93
Balance as of April 30, 2017	18	$160.43
Total grant-date fair value of RSUs vested during the two fiscal quarters ended April 30, 2017 was $571 million. Total unrecognized compensation cost related to unvested RSUs as of April 30, 2017 was $2,400 million, which is expected to be recognized over the remaining weighted-average service period of 3.3 years.
A summary of time and market-based share option activity under Broadcom’s equity incentive award plans is as follows (in millions, except years and per share amounts):

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Balance as of October 30, 2016	15		$48.77
Exercised	(3)		$44.45		$390
Cancelled	—	*	$64.37
Balance as of April 30, 2017	12		$49.38	3.27	$2,045
Fully vested as of April 30, 2017	9		$44.67	3.06	$1,578
Fully vested and expected to vest as of April 30, 2017	12		$49.38	3.27	$2,045
________________________________
* Represents less than 0.5 million shares.
The total unrecognized compensation cost related to unvested share options as of April 30, 2017 was $35 million, which is expected to be recognized over the remaining weighted-average service period of 1.1 years.

8. Partners’ Capital
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
During the fiscal quarter ended April 30, 2017, the Partnership exchanged 455,863 Partnership REUs pursuant to exchange notices received. In accordance with the terms of the Partnership Agreement, the Partnership satisfied the exchange notices by exchanging these Partnership REUs for the same number of newly issued Broadcom ordinary shares valued at $60 million. The issuances of shares were accounted for as a capital contribution by Broadcom to the Partnership. The exchanges of Partnership REUs were recorded as increases to the Common Units balance and a reduction to the Partnership REUs balance within partners' capital of the Partnership’s condensed consolidated balance sheet. Pursuant to the terms of the Partnership Agreement, upon the exchange of Partnership REUs, each such Partnership REU was cancelled and the Partnership issued the same number of Common Units to the General Partner concurrently with the exchange.
Share-Based Compensation Expense
Share-based incentive awards are provided to employees, directors and other persons who provide services to our subsidiaries under the terms of various Broadcom equity incentive plans. Refer to Note 7. “Shareholders’ Equity” for further details.
Capital Transactions with General Partner
The following table summarizes capital transactions with the General Partner for the periods presented (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Capital transactions made by General Partner to Partnership	$89	$289	$150	$289
Distributions
The following table summarizes distributions by the Partnership for the periods presented (in millions, except per Partnership REU):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Cash distributions paid to General Partner	$414	$193	$822	$193
Cash distributions paid per Partnership REU	$1.02	$0.49	$2.04	$0.49
Cash distributions paid to Limited Partners	$23	$11	$46	$11
9. Income Taxes
For the fiscal quarter and two fiscal quarters ended April 30, 2017, our benefit from income taxes was $103 million and $93 million, respectively, compared to $99 million and $82 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. The benefit from income taxes in the 2017 fiscal periods was primarily due to a discrete item from the recognition of $139 million and $181 million of excess tax benefits from share-based awards that were vested and/or exercised during the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. The benefit from income taxes in the 2016 fiscal periods was primarily due to losses from continuing operations, partially offset by discrete expenses, $93 million of which was a result of our change in assertion on undistributed earnings.
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
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating income and does not evaluate our segments using discrete asset information. Operating income by segment includes items that are directly attributable to each segment. Operating income by segment also includes shared expenses such as global operations, including manufacturing support, logistics and quality control, which are allocated primarily based on headcount, expenses associated with our globally integrated support organizations, such as sales and corporate marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit related expenses, which are allocated primarily based on a percentage of revenue, and facilities allocated based on square footage.
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, charges related to inventory step-up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
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
The following tables present our net revenue and operating income by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net revenue:
Wired infrastructure	$2,111	$2,060	$4,195	$2,446
Wireless communications	1,150	792	2,325	1,370
Enterprise storage	712	525	1,419	1,203
Industrial & other	217	164	390	293
Total net revenue	$4,190	$3,541	$8,329	$5,312

Operating income (loss):
Wired infrastructure	$937	$819	$1,870	$954
Wireless communications	414	181	841	446
Enterprise storage	382	217	757	526
Industrial & other	109	91	170	154
Unallocated expenses	(1,368)	(2,309)	(2,658)	(2,606)
Total operating income (loss)	$474	$(1,001)	$980	$(526)

Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. One direct customer accounted for 12% and 18% of our net accounts receivable balance at April 30, 2017 and October 30, 2016, respectively. During the fiscal quarter and two fiscal quarters ended April 30, 2017, one direct customer represented 13% and 14% of our net revenue, respectively. During the fiscal quarter and two fiscal quarters ended May 1, 2016, one direct customer represented 11% and 12% of our net revenue, respectively. The majority of the revenue from this customer was included in our wireless communications and wired infrastructure segments.
11. Related Party Transactions
During the fiscal quarter and two fiscal quarters ended April 30, 2017 and May 1, 2016, in the ordinary course of business, we purchased from, or sold to, entities of which one of our directors also serves or served as a director, or entities that are otherwise affiliated with one of our directors.
The following tables summarize the transactions and balances with these entities for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Total net revenue	$71	$90	$148	$129
Total costs and expenses, including inventory purchases	$46	$24	$65	$37

	April 30, 2017	October 30, 2016
Total receivables	$23	$15
Total payables	$11	$7
12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of April 30, 2017 that materially changed from the end of fiscal 2016 (in millions):

		Fiscal Year
	Total	2017 (remainder)	2018	2019	2020	2021	Thereafter
Debt principal, interest and fees	$16,918	$221	$569	$450	$3,166	$383	$12,129
Purchase commitments	$1,167	$1,031	$104	$31	$1	$—	$—
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at April 30, 2017, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $1,080 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of April 30, 2017 have been excluded from the contractual obligations table above.
There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2017 from those disclosed in Broadcom’s 2016 Annual Report on Form 10-K.

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
Lawsuits Relating to the Brocade Acquisition
On December 13, 2016, December 15, 2016, December 21, 2016, January 5, 2017 and January 18, 2017, six putative class action complaints were filed in the United States District Court for the Northern District of California, or the U.S. Northern District Court, captioned Steinberg v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7081-EMC, Gross v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7173-EJD, Jha v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7270-HRL, Bragan v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-JSD, Chuakay v. Brocade Communications Systems, Inc., et al., No. 3:17-cv-0058-PJH, and Mathew v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-HSG, respectively. The Steinberg, Bragan and Mathew complaints name as defendants Brocade, the members of Brocade’s board of directors, Broadcom, BRCM, and Merger Sub. The Gross, Jha and Chuakay complaints name as defendants Brocade and the members of Brocade’s board of directors. All of the complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The complaints allege, among other things, that the board of directors of Brocade failed to provide material information and/or omitted material information from the Preliminary Proxy Statement filed with the SEC on December 6, 2016 by Brocade. The complaints seek to enjoin the closing of the transaction between Brocade and Broadcom, as well as certain other equitable and declaratory relief and attorneys’ fees and costs. On January 10, 2017, January 27, 2017 and February 15, 2017, the U.S. Northern District Court granted motions to relate the cases, all of which are now related to the Steinberg action and before the Honorable Judge Edward Chen. On January 11, 2017, Plaintiff Jha filed a motion for a preliminary injunction, which was subsequently withdrawn on January 18, 2017. On February 6, 2017, Plaintiff Gross voluntarily dismissed the Gross action without prejudice, which was ordered by the U.S. Northern District Court on February 15, 2017. On April 14, 2017, the U.S. Northern District Court granted the Motion for Consolidation, Appointment as Lead Plaintiff and Approval of Lead Plaintiff’s Selection of Counsel filed by Plaintiff Giulio D. Cessario, a plaintiff in the Steinberg action, which consolidated these actions under the caption In re Brocade Communications Systems, Inc. Securities Litigation, Case No. 3:16-cv-07081-EMC.  We believe these claims are all entirely without merit and intend to vigorously defend these actions.

Lawsuits Relating to Tessera, Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corp., or Invensas or collectively, the Complainants, filed a complaint to institute an investigation with the U.S. International Trade Commission, or the U.S. ITC. The Complainants allege infringement by Broadcom and our subsidiaries, BRCM, Avago and Avago Technologies U.S. Inc., or Avago U.S., or collectively, the Respondents, of three patents relating to semiconductor packaging and semiconductor manufacturing technology. The downstream respondents, which are customers of the Respondents, are Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC, or collectively, the Downstream Respondents. On July 20, 2016, the U.S. ITC instituted the investigation, or the ITC Investigation. Complainants seek the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation and (2) a permanent cease and desist order prohibiting the Respondents and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation. The U.S. ITC held the hearing in March 2017, and it is expected to issue the Initial Determination on June 26, 2017.
On May 23, 2016, Tessera and Invensas filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00379, alleging infringement of the three patents subject to the ITC Investigation. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs. This case is stayed pending resolution of the ITC Investigation.
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
On May 23, 2016, Invensas also filed a complaint against each of (i) Broadcom Germany GmbH and Broadcom‘s German distributors, Case No. 7 O 97/16, and (ii) Broadcom and BRCM, Case No. 7 O 98/16, in the Mannheim District Court in Germany, alleging infringement of the European Patent. The required relief includes damages in an unspecified amount and an injunction preventing the sale of the accused products. On February 3, 2017, the Mannheim District Court held a hearing to determine infringement. On March 17, 2017, the Mannheim District Court issued its ruling. The court found infringement in both cases and granted injunctions preventing the commercialization of certain Broadcom products in Germany. Broadcom is appealing the decision. On March 27, 2017, Broadcom filed a brief with the appellate court in Germany in Case No. 7 O 98/16 seeking: (1) reversal on the merits, (2) a higher bond for enforcement of the injunction, and (3) a stay of enforcement pending the nullity action. On May 22, 2017, Broadcom filed its appeal of Case No. 7 O 97/16 seeking (1) reversal on the merits and (2) a stay of enforcement. On June 1, 2017, the German appellate court denied Broadcom’s request for a stay of enforcement in Case No. 7 O 98/16, but has not yet ruled on our appeal of the decision on the merits or the higher bond amount. Tessera is now enforcing the injunction in both cases against Broadcom.
The nullity action, which could invalidate the patent at issue in both German cases, is scheduled to be decided in January 2018.
On November 7, 2016, Invensas filed a complaint against Avago, Avago U.S., Emulex Corporation, or Emulex, LSI and PLX Technology, Inc., or PLX, in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01033, alleging infringement of two of the patents subject to the ITC Investigation. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs. This case is stayed pending resolution of the ITC Investigation.

On November 7, 2016, Tessera and Invensas filed a complaint against Avago, Avago U.S., and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01034, alleging infringement of two patents relating to semiconductor packaging technology. On January 31, 2017, Tessera and Invensas amended the complaint in this matter and added three additional patents related to semiconductor packaging technology, which are also at issue in case No. 1-16-cv-00379 pending in Delaware. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
We continue to vigorously defend these actions.
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
On September 23, 2016, the parties entered into a Stipulation and Agreement of Compromise and Settlement, or the Stipulation, which has been filed with the U.S. Central District Court. Pursuant to the Stipulation, BRCM agreed to confirm certain facts concerning the Broadcom Merger. Additionally, defendants agreed to pay or cause to be paid attorneys’ fees and expenses as may be awarded by the U.S. Central District Court to plaintiffs’ counsel for their efforts in prosecuting the litigation, as well as the costs of administering the settlement. The Stipulation provides that the settlement is subject to certain conditions, including final approval of the settlement and final certification of a settlement class by the U.S. Central District Court. The Stipulation includes a release of all claims against defendants relating to or arising from the litigation. On December 2, 2016, the U.S. Central District Court granted preliminary approval of the settlement. On February 27, 2017, the U.S. Central District Court granted final approval of the settlement. On March 16, 2017, the State Actions were dismissed with prejudice pursuant to the settlement. The settlement did not have an impact on our financial statements.
We believe that the claims in the litigation, including the Federal Consolidated Complaint, were without merit and that no misconduct or damages occurred. Defendants entered into the settlement to eliminate the burden, distraction, and expense of further litigation.

Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware, or the Delaware Court of Chancery, against Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Emerald Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Emerald Merger Sub and Emulex and that AT Wireless and Emerald Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, either to enjoin the transaction or to rescind it following its completion, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit Court, on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The date of any oral argument has not been determined at this time.
We believe these claims are all entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of PLX
In June and July 2014, four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara, or the Superior Court, challenging our acquisition of PLX. On July 22, 2014, the Superior Court consolidated these California actions under the caption In re PLX Technology, Inc. S’holder Litig., Lead Case No. 1-14-CV-267079 (Cal. Super. Ct., Santa Clara) and appointed lead counsel. That same day, the Superior Court also stayed the consolidated action, pending resolution of related actions filed in the Delaware Court of Chancery, described below.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, AT Wireless and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the Delaware Court of Chancery granted motions to dismiss filed by AT Wireless, the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.

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
13. Restructuring, Impairment and Disposal Charges
Restructuring Charges
In the second quarter of fiscal year 2016, we began the implementation of cost reduction activities associated with the Broadcom Merger. In connection with the merger, we recognized $22 million and $64 million of restructuring costs in continuing operations primarily related to employee termination costs during the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. During the fiscal quarter and two fiscal quarters ended May 1, 2016, we recognized $297 million and $307 million, respectively, of restructuring costs in continuing operations primarily related to employee termination costs primarily associated with the Broadcom Merger.
Approximately 3,200 employees have been terminated from our workforce across all business and functional areas on a global basis as a result of the Broadcom Merger.

The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the two fiscal quarters ended April 30, 2017 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of October 30, 2016	$116	$35	$151
Restructuring charges (a)	56	12	68
Utilization	(126)	(30)	(156)
Balance as of April 30, 2017 (b)	$46	$17	$63
_________________________________
(a) Includes $4 million of restructuring expense related to discontinued operations recognized during the two fiscal quarters ended April 30, 2017, which was included in loss from discontinued operations in our condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid by the third quarter of fiscal year 2017. The leases and other exit costs balance represents lease obligations that are expected to be paid over their remaining terms through the third quarter of fiscal year 2018.
Impairment and Disposal Charges
During the fiscal quarter and two fiscal quarters ended April 30, 2017, we recorded impairment and disposal charges of $15 million and $25 million, respectively. These charges included impairment of property, plant and equipment acquired through the Broadcom Merger and an in-process research and development, or IPR&D, project.
During the fiscal quarter and two fiscal quarters ended May 1, 2016, we recorded impairment and disposal charges of $22 million and $44 million, respectively. These charges included impairment of IPR&D projects and losses on the sale of certain fiber optics subsystem manufacturing and related assets.
14. Subsequent Events
Cash Dividends/Distribution Declared
On May 31, 2017, Broadcom’s Board of Directors declared an interim cash dividend of $1.02 per Broadcom ordinary share, payable on June 30, 2017 to shareholders of record at the close of business (Eastern Time) on June 19, 2017, or the Broadcom Dividend.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $1.02 distribution per Partnership REU, payable on June 30, 2017, to Limited Partners of record at the close of business (Eastern Time) on June 19, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 30, 2016, or fiscal year 2016, included in the Annual Report on Form 10-K for fiscal year 2016, or 2016 Annual Report on Form 10-K. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations for periods prior to February 1, 2016 relate to Avago Technologies Limited, our predecessor, or Avago, and relate to Broadcom and the Partnership for the periods after February 1, 2016, the date of completion of our acquisition of Broadcom Corporation, or BRCM, and Avago. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property rights, or IP; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Recent Developments and Highlights
Highlights during the two fiscal quarters ended April 30, 2017 include the following:

•	Our cash and cash equivalents were $4,254 million at April 30, 2017, compared with $3,097 million at October 30, 2016.

•	We generated $2,936 million of cash from operations during the two fiscal quarters ended April 30, 2017.

•
Broadcom paid aggregate cash dividends on its ordinary shares of $822 million, and the Partnership made aggregate distributions of $46 million on its restricted exchangeable limited partnership units, or Partnership REUs, during the two fiscal quarters ended April 30, 2017.

•
On January 19, 2017, two Broadcom subsidiaries completed the issuance and sale of senior unsecured notes, or the Senior Notes, in an aggregate principal amount of $13,550 million. The net proceeds, together with cash on hand, were used to repay all of the outstanding term loans under our guaranteed, collateralized credit agreement entered into on February 1, 2016, or the 2016 Credit Agreement, in the aggregate amount of $13,555 million. As a result, during two fiscal quarters ended April 30, 2017, we wrote-off $159 million of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.

Acquisition & Divestitures
Pending Acquisition of Brocade Communications Systems, Inc.
On November 2, 2016, we entered into an Agreement and Plan of Merger, or the Brocade Agreement, by and among Broadcom, BRCM, Brocade Communications Systems, Inc., a Delaware corporation, or Brocade, and Bobcat Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of BRCM, or Merger Sub. On December 18, 2016, BRCM assigned all of its rights and obligations under the Brocade Agreement and transferred all of the issued and outstanding capital stock of Merger Sub to LSI Corporation. The Brocade Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brocade with Brocade as the surviving corporation, or the Brocade Acquisition. As a result of the Brocade Acquisition, Brocade will become an indirect subsidiary of Broadcom and the Partnership.
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
We currently expect the Brocade Acquisition to close on or about July 31, 2017, subject to the satisfaction of the remaining closing conditions.
Pending Divestiture of Brocade’s IP Networking Business
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The consummation of the Brocade Acquisition is not conditioned on the divestiture of Brocade’s IP Networking business.
On February 22, 2017, we announced our agreement to sell a portion of Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, plus the additional cost of unvested assumed employee stock awards. The closing is subject to regulatory approvals in various jurisdictions and other customary closing conditions but does not require shareholder approval by either company and is not subject to any financing conditions. We have also entered into an agreement to sell the data center portion of Brocade’s IP networking business to Extreme Networks, Inc. These transactions are contingent on the closing of the Brocade Acquisition and are currently expected to close within one month following the closing of the Brocade Acquisition.

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
There were no significant changes in our critical accounting policies during the two fiscal quarters ended April 30, 2017 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended April 30, 2017 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 1, 2016
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$4,190	$3,541	100%	100%
Cost of products sold:
Cost of products sold	1,564	1,437	38	40
Purchase accounting effect on inventory	1	828	—	23
Amortization of acquisition-related intangible assets	639	198	15	6
Restructuring charges	10	32	—	1
Total cost of products sold	2,214	2,495	53	70
Gross margin	1,976	1,046	47	30
Research and development	829	787	20	22
Selling, general and administrative	204	238	5	7
Amortization of acquisition-related intangible assets	442	735	10	21
Restructuring, impairment and disposal charges	27	287	1	8
Total operating expenses	1,502	2,047	36	58
Operating income (loss)	$474	$(1,001)	11%	(28)%

	Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$8,329	$5,312	100%	100%
Cost of products sold:
Cost of products sold	3,137	2,136	38	40
Purchase accounting effect on inventory	1	828	—	16
Amortization of acquisition-related intangible assets	1,198	328	14	6
Restructuring charges	16	33	—	1
Total cost of products sold	4,352	3,325	52	63
Gross margin	3,977	1,987	48	37
Research and development	1,637	1,054	20	20
Selling, general and administrative	405	352	5	6
Amortization of acquisition-related intangible assets	882	789	10	15
Restructuring, impairment and disposal charges	73	318	1	6
Total operating expenses	2,997	2,513	36	47
Operating income (loss)	$980	$(526)	12%	(10)%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, has varied from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which is discussed in detail below under “Seasonality”.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 13% and 14% of our net revenue during the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. Foxconn accounted for 11% and 12% of our net revenue during the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for approximately 15% of our net revenue for both the fiscal quarter and two fiscal quarters ended April 30, 2017 and May 1, 2016.
For the fiscal quarter ended April 30, 2017, our top 10 direct customers collectively accounted for 56% of our net revenue and included four distributors. For the two fiscal quarters ended April 30, 2017, our top 10 direct customers collectively accounted for 55% of our net revenue and included four distributors.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue	April 30, 2017	May 1, 2016	$ Change	% Change	April 30, 2017	May 1, 2016	$ Change	% Change
	(In millions, except for percentages)
Wired infrastructure	$2,111	$2,060	$51	2%	$4,195	$2,446	$1,749	72%
Wireless communications	1,150	792	358	45%	2,325	1,370	955	70%
Enterprise storage	712	525	187	36%	1,419	1,203	216	18%
Industrial & other	217	164	53	32%	390	293	97	33%
Total net revenue	$4,190	$3,541	$649	18%	$8,329	$5,312	$3,017	57%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
% of Net Revenue	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Wired infrastructure	50%	58%	50%	46%
Wireless communications	28	22	28	26
Enterprise storage	17	15	17	23
Industrial & other	5	5	5	5
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended April 30, 2017 compared to corresponding prior year period. Net revenue from our wired infrastructure segment increased primarily due to an increase in demand for our networking application-specific integrated circuit and optical products. Net revenue from our wireless communications segment increased primarily due to an increase in handset demand and an increase in our wireless content in those handsets. Net revenue from our enterprise storage segment increased primarily due to an increase in demand for our hard disk drive, or HDD, products and custom solid state drive controller products. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our optocoupler products. Our total net revenue also included $162 million from development arrangements and sales and licensing of IP, compared to $120 million in the corresponding prior year period, which primarily benefited our wired infrastructure segment.
Two fiscal quarters ended April 30, 2017 compared to corresponding prior year period. Total net revenue increased primarily due to two quarters of contributions from acquired BRCM products in 2017 compared to one quarter in 2016. Net revenue from our wired infrastructure segment increased primarily due to acquired BRCM products. Net revenue from our wireless communications segment increased primarily due to acquired BRCM products, an increase in handset demand and an increase in our wireless content in those handsets. Net revenue from our enterprise storage segment increased primarily due to an increase in demand for our HDD products and custom solid state drive controller products. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our optocoupler products. Our total net revenue also included $281 million from development arrangements and sales and licensing of IP, compared to $202 million in the corresponding prior year period, which primarily benefited our wired infrastructure segment.
Gross Margin
Gross margin was $1,976 million for the fiscal quarter ended April 30, 2017 compared to $1,046 million for the fiscal quarter ended May 1, 2016. The $930 million increase was primarily due to an 18% increase in net revenue and an $827 million reduction in purchase accounting effect on inventory, offset by an increase of $441 million in amortization of acquisition-related intangible assets. Gross margin was $3,977 million for the two fiscal quarters ended April 30, 2017 compared to $1,987 million for the two fiscal quarters ended May 1, 2016. The $1,990 million increase was primarily due to a 57% increase in revenue and an $827 million reduction in purchase accounting effect on inventory, offset in part by an increase of $870 million in amortization of acquisition-related intangible assets.
As a percentage of net revenue, gross margin was 47% and 30% for the fiscal quarters ended April 30, 2017 and May 1, 2016, respectively. As a percentage of net revenue, gross margin was 48% and 37% for the two fiscal quarters ended April 30, 2017 and May 1, 2016, respectively. Gross margin percentages were affected by amortization of acquisition-related intangible assets and purchase accounting effect on inventory, as discussed above.

Research and Development Expense
Research and development expense increased $42 million, or 5%, for the fiscal quarter ended April 30, 2017 compared to the fiscal quarter ended May 1, 2016. Research and development expense as a percentage of net revenue was 20% for the fiscal quarter ended April 30, 2017 compared to 22% for the fiscal quarter ended May 1, 2016. Research and development expense increased $583 million, or 55%, for the two fiscal quarters ended April 30, 2017 compared to the two fiscal quarters ended May 1, 2016. Research and development expense as a percentage of net revenue was 20% for each of the two fiscal quarters ended April 30, 2017 and May 1, 2016. The increase in research and development expense dollars for the fiscal quarter ended April 30, 2017 compared to the corresponding period in the prior year was primarily due to higher share-based compensation expense. The increase in research and development expense dollars for the two fiscal quarters ended April 30, 2017 compared to the corresponding period in the prior year was primarily due to the Broadcom Merger and higher share-based compensation expense. Share-based compensation expense was higher in fiscal year 2017 due to integration equity awards granted to employees acquired in the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $34 million, or 14%, for the fiscal quarter ended April 30, 2017, compared to the fiscal quarter ended May 1, 2016. Selling, general and administrative expense as a percentage of net revenue was 5% for the fiscal quarter ended April 30, 2017 compared to 7% for the fiscal quarter ended May 1, 2016. These decreases were the result of the restructuring actions that we initiated following the Broadcom Merger. Selling, general and administrative expense increased $53 million, or 15%, for the two fiscal quarters ended April 30, 2017, compared to the two fiscal quarters ended May 1, 2016. Selling, general and administrative expense was higher in the two fiscal quarters ended April 30, 2017, as it reflects two quarters of expense resulting from the Broadcom Merger compared to one quarter in the corresponding period of the prior year. Share-based compensation was higher in the two fiscal quarters ended April 30, 2017 due to integration equity awards granted to employees acquired in the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses was $442 million and $882 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively, compared to $735 million and $789 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. Amortization of acquisition-related intangible assets, for each period, primarily consisted of amortization of the intangible assets acquired in the Broadcom Merger. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of any further acquisitions, particularly the pending Brocade Acquisition.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses, primarily related to employee termination costs, was $27 million and $73 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively, compared to $287 million and $318 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. The decrease was mainly due to a decrease in restructuring activities resulting from the Broadcom Merger as these activities were substantially completed. We expect to incur additional restructuring charges in future periods as a result of any further acquisitions, particularly the pending Brocade Acquisition.
Segment Operating Results
The following table sets forth operating income (loss) by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income (Loss)	April 30, 2017	May 1, 2016	$ Change	% Change	April 30, 2017	May 1, 2016	$ Change	% Change
	(In millions, except for percentages)
Wired infrastructure	$937	$819	$118	14%	$1,870	$954	$916	96%
Wireless communications	414	181	233	129%	841	446	395	89%
Enterprise storage	382	217	165	76%	757	526	231	44%
Industrial & other	109	91	18	20%	170	154	16	10%
Unallocated expenses	(1,368)	(2,309)	941	(41)%	(2,658)	(2,606)	(52)	2%
Total operating income (loss)	$474	$(1,001)	$1,475	147%	$980	$(526)	$1,506	286%

Fiscal quarter ended April 30, 2017 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased primarily due to contributions from our networking application-specific integrated circuit and optical products. Operating income from wireless communications segment increased primarily due to the increase in revenue primarily due to an increase in handset demand and an increase in our wireless content in those handsets. Operating income from our enterprise storage segment increased due to contributions from our HDD and custom solid state drive controller products. Operating income from our industrial & other segment increased primarily due to an increase in revenue from our optocoupler products as a result of an increase in demand for these products.
Two fiscal quarters ended April 30, 2017 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased primarily due to contributions from acquired BRCM products included in this segment. Operating income from our wireless communications segment increased primarily due to contributions from acquired BRCM products and the increase in revenue primarily due to an increase in handset demand and an increase in our wireless content in those handsets. Operating income from our enterprise storage segment increased due to contributions from our HDD and custom solid state drive controller products. Operating income from our industrial & other segment increased primarily due to an increase in revenue from our optocoupler products as a result of an increase in demand for these products.
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 41% in the fiscal quarter ended April 30, 2017 compared with the corresponding prior year period, primarily due to reduction in purchase accounting effect on inventory primarily associated with the Broadcom Merger. The 2% increase in the two fiscal quarters ended April 30, 2017 compared with the corresponding prior year period was due to an increase in amortization of acquisition-related intangible assets offset by the reduction in purchase accounting effect on inventory. Additionally, share-based compensation expense was higher in fiscal year 2017 due to integration equity awards granted to employees acquired in the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Non-Operating Income and Expenses
Interest expense. Interest expense was $112 million and $223 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively, and $256 million and $340 million, for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. The decreases in interest expense were primarily due to the absence in fiscal year 2017 of one-time debt-related expenses associated with the financing of the Broadcom Merger.
Loss on extinguishment of debt. Loss on extinguishment of debt was $159 million for the two fiscal quarters ended April 30, 2017, and $53 million for the fiscal quarter and two fiscal quarters ended May 1, 2016. We issued Senior Notes to repay all of the term loans outstanding under the 2016 Credit Agreement. As a result, during the two fiscal quarters ended April 30, 2017, we wrote-off $159 million of debt issuance costs.
Other income (expense), net. Other income (expense), net includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income, net was $3 million and $34 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. Other expense, net was $6 million and $3 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. Other income for the two fiscal quarters ended April 30, 2017 primarily included a gain on disposal of assets.
Benefit from income taxes. For the fiscal quarter and two fiscal quarters ended April 30, 2017, our benefit from income taxes was $103 million and $93 million, respectively, compared to $99 million and $82 million for the fiscal quarter and two fiscal quarters ended May 1, 2016, respectively. The benefit from income taxes in the 2017 fiscal periods was primarily due to a discrete benefit from the recognition of $139 million and $181 million of excess tax benefits from share-based awards that were vested and/or exercised during the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. The benefit from income taxes in the 2016 fiscal periods was primarily due to losses from continuing operations, partially offset by discrete expenses, $93 million of which was a result of our change in assertion on undistributed earnings.
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
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments include time deposits with original maturities greater than 90 days but less than one year. We believe our cash equivalents and short-term investments are liquid and accessible.
Our primary sources of liquidity as of April 30, 2017 consisted of: (i) $4,454 million in cash, cash equivalents and short-term investments, (ii) cash we expect to generate from operations, and (iii) our outstanding revolving credit facility of up to $500 million aggregate principal amount, or the 2016 Revolving Credit Facility, which is committed until February 1, 2021, and substantially all of which was available to be drawn as of April 30, 2017. In addition, we may also generate cash from the sale of assets from time to time.
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
We believe that our cash and cash equivalents on hand, short-term investments and cash flows from operations, combined with current borrowing availability under the 2016 Revolving Credit Facility, as well as committed debt funding related to the pending Brocade Acquisition, provide sufficient liquidity, after giving effect to the pending Brocade Acquisition, to operate our business and fund our current and assumed obligations for at least the next 12 months.
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

Summary and Highlights
Our cash and cash equivalents increased by $1,157 million to $4,254 million at April 30, 2017 from $3,097 million at October 30, 2016. The increase was largely due to $2,936 million in net cash provided by operating activities, $13,550 million of gross proceeds from the issuance of the Senior Notes and $150 million from the issuance of ordinary shares upon exercises of share options and purchase rights under Broadcom’s employee share purchase plan, partially offset by the repayment of $13,668 million, in aggregate principal amount, of our term loan borrowings under the 2016 Credit Agreement, an aggregate of $868 million in dividend payments by Broadcom and cash distributions by the Partnership, $581 million in capital expenditures, $200 million in purchases of investments and $127 million payment of debt issuance costs related to the Senior Notes.
As a result of an amendment to the 2016 Credit Agreement, which became effective upon the issuance of the Senior Notes, amounts borrowed under the 2016 Credit Agreement, including under the 2016 Revolving Credit Facility, ceased to be collateralized and will only be guaranteed by Broadcom, the Partnership, and BC Luxembourg S.à r.l., an indirect subsidiary of Broadcom.
Dividends/Distributions
The following table summarizes dividend information paid by Broadcom for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Cash dividends paid per ordinary share	$1.02	$0.49	$2.04	$0.93
Cash dividends paid to ordinary shareholders	$414	$193	$822	$315
The following table summarizes distributions by the Partnership for the periods presented (in millions, except per Partnership REU):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Cash distributions paid to General Partner	$414	$193	$822	$193
Cash distributions paid per Partnership REU	$1.02	$0.49	$2.04	$0.49
Cash distributions paid to Limited Partners	$23	$11	$46	$11
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Two Fiscal Quarters Ended
	April 30, 2017	May 1, 2016
	(In millions)
Net cash provided by operating activities	$2,936	$1,096
Net cash used in investing activities	(812)	(10,292)
Net cash provided by (used in) financing activities	(967)	9,415
Net change in cash and cash equivalents	$1,157	$219
Operating Activities
Cash provided by operating activities represents net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The $1,840 million increase in cash provided by operations during the two fiscal quarters ended April 30, 2017, compared to the two fiscal quarters ended May 1, 2016, was due to the impact of net income and adjustments to net income for non-cash items, offset by changes in assets and liabilities. The adjustments to net income for non-cash items were higher, compared to the two fiscal quarters ended May 1, 2016, primarily due to increased depreciation and amortization and share-based compensation due to the full year-to-date impact of the Broadcom Merger in fiscal year 2017, as well as the non-cash portion of the debt extinguishment loss resulting from the repayment of our term loans outstanding under our 2016 Credit Agreement.

Investing Activities
Cash used in investing activities consisted primarily of cash used for acquisitions, capital expenditures and investments, offset by proceeds from divestitures. The change in investing cash flows for the two fiscal quarters ended April 30, 2017 compared to the two fiscal quarters ended May 1, 2016 primarily relates to a $9,998 million decrease in acquisitions of businesses, a $283 million increase in purchases of property, plant and equipment and a $141 million increase in purchase of investments.
Financing Activities
Broadcom
Cash provided by (used in) financing activities consisted primarily of the proceeds received from the issuance and sale of the Senior Notes, proceeds and repayment of the term loan borrowings under the 2014 and 2016 Credit Agreements, payment of assumed debt, dividend payments by Broadcom, cash distributions by the Partnership, the issuance of ordinary shares pursuant to our employee equity incentive plans and payments of debt issuance costs. The change in financing cash flows for the two fiscal quarters ended April 30, 2017 compared to the two fiscal quarters ended May 1, 2016 was primarily due to the decrease of $9,730 million in net proceeds and payments related to our long-term debt and a $542 million increase in dividend and distribution payments.
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
Indebtedness
See “Note 6. Borrowings” included in Part I, Item 1 of this Form 10-Q.
Contractual Commitments
See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at April 30, 2017 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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

Item 4. Controls and Procedures
Broadcom Limited
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of April 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Broadcom Cayman L.P.
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom as authorized representatives in its capacity as the General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures as of April 30, 2017. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, the management of Broadcom, as General Partner, including the CEO and CFO concluded that, as of April 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are dependent on a small number of direct customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the two fiscal quarters ended April 30, 2017, our top 10 direct customers, which included four distributors, collectively accounted for 55% of our net revenue, of which direct sales to Foxconn accounted for 14%. We also believe our aggregate sales to Apple, Inc. when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for approximately 15% of our net revenue for the two fiscal quarters ended April 30, 2017. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products and should we fail to comply with such terms, might also result in liability that could harm our business, financial conditions and results of operations.
Moreover, the terms and conditions under which we do business with most of our customers generally do not include commitments by those customers to purchase any specific quantities of products from us. Even in those instances where we enter into an arrangement, under which a customer agrees to source an agreed portion of its product needs from us (provided that we are able to meet specified development, supply and quality commitments), the arrangement often includes pricing schedules or methodologies that apply regardless of volume of products purchased and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or the level of profitability we expect under such arrangements. If we do not perform under these arrangements, we could also be liable for significant monetary damages. In addition, we are selling an increasing amount of our products through an increasingly limited number of distributors, which may expose us to additional customer concentration and related credit risks.
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
We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our contract manufacturers, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our contract manufacturers have no obligation to provide us with any specified minimum quantities of product. Further, from time to time our contract manufacturers will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production, at acceptable yields, with a new contract manufacturer is typically lengthy, there is often no readily available alternative source for the wafer or other contract manufacturing services we require. In addition, qualifying such manufacturers is often expensive, and they may not produce as cost-effectively as our other suppliers, which would reduce our margins. In such circumstances, we may be unable us to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately three-quarters of the wafers manufactured by our contract manufacturers during the two fiscal quarters ended April 30, 2017. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
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
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the two fiscal quarters ended April 30, 2017, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as the pending Brocade Acquisition. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any transaction that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such transaction, including the pending acquisition of Brocade.
Any acquisitions we may undertake, including the pending Brocade Acquisition, involve risks and uncertainties. For example, if we fail to complete an acquisition our share price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may have incurred significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and negatively impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: minimizing the disruption of our business, diversion of management’s attention from daily operations and integrating the personnel of acquired businesses; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, acquiring goodwill and other non-amortization intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls over the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances and cultural differences, lack of experience operating in the geographic markets or industry sectors of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products, could materially harm our business, operating results and margins.
Any future acquisitions we make may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of an equity or equity-linked financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result, we also may be unable to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired businesses or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
From time to time, we may also seek to divest or wind down portions of our business, both acquired or otherwise, that are not strategically important, such as the portions of the Brocade business that we do not intend to retain, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The disposition of the Brocade IP Networking business or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Although we have entered into agreements with third parties to sell portions of the Brocade IP Networking business, including the Ruckus Wireless and ICX Switching businesses, and the data center portion of Brocade’s IP Networking business following the completion of the Brocade Acquisition, there can be no assurance that these or other dispositions will occur in a timely manner, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with such dispositions, we often enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to assert our IP rights against such third-party purchasers.
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
We are subject to risks associated with our distributors, including product inventory levels and product sell-through.
We sell many of our products through distributors who maintain their own inventory of our products for sale to dealers and end-customers. Sales to distributors accounted for 26% of our net revenue in the two fiscal quarters ended April 30, 2017. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have also streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks.
We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. These programs may require us to deploy a substantial amount of cash to fund them. As of April 30, 2017, we had an aggregate of approximately $162 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows.
We do not always have a direct relationship with the end-customers of our products sold through distributors. As a result, our products may be used in applications for which they were not necessarily designed or tested, including, for example, medical devices, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.
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

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	fluctuations in currency exchange rates;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
The foregoing factors are often difficult to predict, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development and internal manufacturing overhead costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, an immediate and significant decline in the trading price of our ordinary shares may occur.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time or otherwise. We have historically encountered some difficulties in hiring and retaining qualified engineers, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, our employees, including employees whom we have retained as a result of an acquisition, may decide not to continue working for us and may leave with little or no notice. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenue.
Our business is dependent on us winning competitive bid selection processes, known as “design wins”. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and could weaken our position in future competitive selection processes.
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
Some of our competitors may have greater resources for manufacturing, distribution, financial, research and development or marketing resources than us. In addition, some of our competitors may also have a greater presence in key markets, a larger customer base or more comprehensive patent protection than us. We compete with integrated device manufacturers and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in niche markets and new technologies. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that may develop their own IC products.
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
Our gross margin is dependent on a number of factors, including our product mix, price erosion, acquisitions we may make, level of capacity utilization and commodity prices.
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
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that qualifying income we earn in Singapore is subject to tax holiday or reduced rates of Singapore income tax. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive, including maintenance of a corporate headquarters function and specified IP and related activities in Singapore. Subject to our compliance with these conditions and legislative developments, the Singapore tax incentives are presently scheduled to expire at various dates generally between 2020 and 2021, subject in certain cases to potential extensions, which we may or may not be able to obtain, and any subsequent changes in incentive scope. Singapore has announced that its current IP pioneer incentive, from which we benefit, will now terminate in 2021, earlier than our originally scheduled expiration date in 2025. A new Singapore IP incentive is expected to be made available in its place, but it is not yet clear what its terms will be or whether we would qualify for it. While our objective is to substantially offset the effects of the early termination of the existing IP pioneer incentive in 2021, either through the new Singapore IP incentive or otherwise, we cannot assure you that we will be able to do so. Our current IP pioneer incentive represents the substantial majority of the overall provision for income taxes provided by all such incentives from which we benefit. Absent these tax incentives, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. We also have tax holidays on our qualifying income in Malaysia, which are scheduled to expire between 2018 and 2028. The tax incentives and tax holidays that we have obtained are also subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. The effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $169 million, $207 million and $99 million, for fiscal years 2016, 2015 and 2014, respectively, reduce diluted net loss per share by $0.44 for fiscal year 2016 and increase diluted net income per share by $0.74 and $0.37 for fiscal years 2015 and 2014, respectively.
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

We may be involved in legal proceedings, including IP, anti-trust and securities litigation, which could divert efforts of management and result in significant expense and loss of our IP rights.
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-trust and commercial matters, merger related suits, putative securities class action suits and other actions. Some of the actions seek injunctive relief, including injunctions against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. Litigation or settlement of such actions, regardless of their merit, can be complex, can extend for a protracted period of time, may divert the efforts and attention of our management and technical personnel, is frequently costly and the related expenditures unpredictable.
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
Many of our customer agreements, and in some cases our asset sale agreements, require us to indemnify our customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings, given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology and/or make changes to our processes or products;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall IP portfolio and our ability to compete in particular product categories;

•	indemnify our customers or distributors and/or recall, or accept the return of, infringing products;

•	pay substantial damages to our direct or end-customers to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish IP rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory investigations. These liabilities could be substantial and may include, among other things, the cost of defending lawsuits against these individuals, as well as stockholder derivative suits; the cost of government, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measure, if any, which may be imposed.
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
We make substantial investments in research and development to enhance existing and develop new technologies to keep pace with technological advances and to remain competitive in our business, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
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
A majority of our products are produced and sourced in Asia, including China, India, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, and we sell our products throughout the world. In addition, as of April 30, 2017, approximately 39% of our employees are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including import/export restrictions, import/export duties and quotas, and customs duties and tariffs, all of which could increase under the current administration in the United States;

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
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations, of the countries in which we do business, antitrust and competition laws, data privacy laws and export regulations. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Although our Code of Ethics and Business Conduct and other policies prohibit us and our employees from engaging in unethical business practices, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to civil or criminal penalties.
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, and many of our products are regulated or sold into regulated industries, such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently, have generally become more stringent over time and may intensify under the current administration in the United States. We may be required to incur significant expense to comply with, or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations.
In addition, the manufacture and distribution of our semiconductors must comply with various laws and adapt to changes in regulatory requirements as they occur. For example, if a country in which our products are manufactured or sold sets technical standards that are not widely shared, it may require us to stop distributing our products commercially until they comply with such new standards, lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with these requirements, we could also be required to pay civil penalties or face criminal prosecution. In addition, it is expected that the new U.S. administration’s trade policy will promote U.S. manufacturing and manufacturers. It is unclear what effect this will have on us as a multinational company that conducts business world-wide, or on our suppliers, customers, contract manufacturers and OEMs.
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
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Under Section 7874 of the Code, if the former shareholders of BRCM hold 80% or more of the vote or value of the ordinary shares of Broadcom, by reason of their former holding of BRCM common shares (the percentage (by vote and value) of our ordinary shares considered to be held (for purposes of Section 7874 of the Code) by former BRCM shareholders immediately after the Broadcom Merger by reason of holding BRCM common shares is referred to in this disclosure as the “Section 7874 Percentage”), and our expanded affiliated group after the Broadcom Transaction does not have substantial business activities in Singapore relative to our worldwide business activities, Broadcom would be treated as a U.S. corporation for U.S. federal income tax purposes. If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), Section 7874 of the Code would cause Broadcom to be treated as a “surrogate foreign corporation” if we did not have substantial business activities in Singapore relative to our worldwide business activities.
Under current law, Broadcom should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, determining the Section 7874 Percentage is complex and is subject to factual and legal uncertainties, including that such determination takes into account several factors other than the ratio of ownership of our ordinary shares by former BRCM shareholders following the Broadcom Merger. While we believe the Section 7874 Percentage to be significantly less than 60% (and therefore that Section 7874 should not apply to Broadcom or BRCM), there can be no assurance that the IRS will agree with the position that the Section 7874 Percentage is less than 60%.
If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), several limitations could apply to BRCM. For example, BRCM would be prohibited from using its net operating losses, foreign tax credits or other tax attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following the Broadcom Merger or any income received or accrued during such period by reason of a license of any property by BRCM to a foreign related person. In addition, the IRS has announced that it will promulgate new rules, which, in that situation, may limit the ability to restructure the non-U.S. members of the BRCM tax group or access cash earned in its non-U.S. subsidiaries. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain BRCM “disqualified individuals” (including former officers and directors of BRCM) at a rate equal to 15%, but only if gain is otherwise recognized by BRCM shareholders as a result of the Broadcom Transaction.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our indebtedness.
As of April 30, 2017, our total consolidated indebtedness was $13.7 billion and we had approximately $500 million of available borrowing capacity under the 2016 Revolving Credit Facility. These amounts do not reflect any debt financing that we expect to incur in order to allow us to consummate the Brocade Acquisition. Subject to restrictions in the 2016 Credit Agreement and in the indenture governing our Senior Notes, or the Indenture, we have the ability to incur a significant amount of additional indebtedness in the future, in addition to any financing needed for the Brocade Acquisition.
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
In addition, the 2016 Credit Agreement requires Broadcom, the Partnership and Cayman Finance to maintain a maximum total leverage ratio. Our ability to meet this financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain the required maximum total leverage ratio.
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
There is no ratified treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on Broadcom or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. Consequently, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.

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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of Broadcom’s shareholders in a general meeting. At our 2017 annual general meeting, Broadcom’s shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares, which will continue in force until the earlier of (i) the conclusion of our annual general meeting in 2018, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e., within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a duly convened general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and Broadcom’s Constitution, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
Risks Relating to Owning Our Ordinary Shares
At times, Broadcom’s share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources.
The trading price of Broadcom ordinary shares has, at times, fluctuated significantly and could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others. Many of these risks are beyond our control, including:

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
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of PLX and Emulex, and from our pending acquisition of Brocade. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

A substantial amount of our shares is held by a small number of large investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of March 31, 2017, we believe that our two largest shareholders, Capital World Investors and Capital Research Global Investors, hold approximately 20% of Broadcom outstanding ordinary shares in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, any such sales of our ordinary shares by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
Future dividends, if any, and their timing and amount, may be affected by, among other factors: management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Pursuant to Singapore law and Broadcom’s Constitution, no dividends may be paid except out of our profits or expected profits, based on Singapore accounting standards. Because we are a holding company, our ability to pay cash dividends on Broadcom ordinary shares is also limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, the declaration and payment of which are subject to restrictions under the terms of our 2016 Credit Agreement.
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
Date: June 8, 2017

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
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

10.1+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017

10.2+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017

31.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

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