Form 10-Q
period 2017-07-30
Broadcom Ltd; Broadcom Cayman L.P.
filed 2017-09-07
CIK 1649338, 1649345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2017
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
Broadcom Limited: YES ☐ NO ☑ Broadcom Cayman L.P. : YES ☐ NO ☑
As of August 25, 2017, Broadcom Limited had 407,979,354 of its ordinary shares, no par value per share, outstanding.
As of August 25, 2017, Broadcom Cayman L.P. had 390,851,713 common partnership units outstanding (all of which are owned by Broadcom Limited) and 22,190,733 restricted exchangeable partnership units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the fiscal quarter and three fiscal quarters ended July 30, 2017 of Broadcom Limited and Broadcom Cayman L.P. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented for periods prior to February 1, 2016 relate only to Avago Technologies Limited, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016. Broadcom Corporation was indirectly acquired by Broadcom on February 1, 2016.
As of July 30, 2017, Broadcom Limited owned approximately 95% of the Partnership (represented by common partnership units, or Common Units) and is the sole general partner of the Partnership, or the General Partner. The balance of the partnership units represents restricted exchangeable limited partnership units, or Partnership REUs, the holders of which are referred to as the Limited Partners. As the General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the amended and restated exempted limited partnership agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
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
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 30, 2017

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM LIMITED AND BROADCOM CAYMAN L.P.

BROADCOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	July 30, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,249	$3,097
Short-term investments	200	—
Trade accounts receivable, net	2,417	2,181
Inventory	1,431	1,400
Other current assets	646	447
Total current assets	9,943	7,125
Long-term assets:
Property, plant and equipment, net	2,909	2,509
Goodwill	24,706	24,732
Intangible assets, net	11,927	15,068
Other long-term assets	457	532
Total assets	$49,942	$49,966
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,158	$1,261
Employee compensation and benefits	546	517
Current portion of long-term debt	—	454
Other current liabilities	514	846
Total current liabilities	2,218	3,078
Long-term liabilities:
Long-term debt	13,572	13,188
Pension and post-retirement benefit obligations	503	531
Other long-term liabilities	10,945	11,293
Total liabilities	27,238	28,090
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 407,553,164 shares and 398,281,461 shares issued and outstanding on July 30, 2017 and October 30, 2016, respectively	20,180	19,241
Non-economic voting preference shares, no par value; 22,199,810 shares and 22,804,591 shares issued and outstanding on July 30, 2017 and October 30, 2016, respectively	—	—
Accumulated deficit	(245)	(215)
Accumulated other comprehensive loss	(133)	(134)
Total Broadcom Limited shareholders’ equity	19,802	18,892
Noncontrolling interest	2,902	2,984
Total shareholders’ equity	22,704	21,876
Total liabilities and shareholders’ equity	$49,942	$49,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net revenue	$4,463	$3,792	$12,792	$9,104
Cost of products sold:
Cost of products sold	1,658	1,520	4,795	3,656
Purchase accounting effect on inventory	1	271	2	1,099
Amortization of acquisition-related intangible assets	655	211	1,853	539
Restructuring charges	—	8	16	41
Total cost of products sold	2,314	2,010	6,666	5,335
Gross margin	2,149	1,782	6,126	3,769
Research and development	827	814	2,464	1,868
Selling, general and administrative	200	230	605	582
Amortization of acquisition-related intangible assets	441	728	1,323	1,517
Restructuring, impairment and disposal charges	33	274	106	592
Total operating expenses	1,501	2,046	4,498	4,559
Operating income (loss)	648	(264)	1,628	(790)
Interest expense	(112)	(139)	(335)	(479)
Loss on extinguishment of debt	—	(21)	(159)	(74)
Other income, net	12	4	46	1
Income (loss) from continuing operations before income taxes	548	(420)	1,180	(1,342)
Provision for (benefit from) income taxes	39	(117)	(54)	(199)
Income (loss) from continuing operations	509	(303)	1,234	(1,143)
Loss from discontinued operations, net of income taxes	(2)	(12)	(11)	(50)
Net income (loss)	507	(315)	1,223	(1,193)
Net income (loss) attributable to noncontrolling interest	26	(17)	63	(86)
Net income (loss) attributable to ordinary shares	$481	$(298)	$1,160	$(1,107)

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.19	$(0.72)	$2.91	$(2.99)
Loss per share from discontinued operations	(0.01)	(0.03)	(0.03)	(0.13)
Net income (loss) per share	$1.18	$(0.75)	$2.88	$(3.12)

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.14	$(0.72)	$2.79	$(3.09)
Loss per share from discontinued operations	—	(0.03)	(0.02)	(0.13)
Net income (loss) per share	$1.14	$(0.75)	$2.77	$(3.22)

Weighted-average shares:
Basic	407	396	403	355
Diluted	445	419	442	370

Cash dividends declared and paid per share	$1.02	$0.50	$3.06	$1.43
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income (loss)	$507	$(315)	$1,223	$(1,193)
Other comprehensive income, net of tax:
Change in unrealized loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	1	1	1
Other comprehensive income	—	1	1	1
Comprehensive income (loss)	507	(314)	1,224	(1,192)
Comprehensive income (loss) attributable to noncontrolling interest	26	(17)	63	(86)
Comprehensive income (loss) attributable to ordinary shares	$481	$(297)	$1,161	$(1,106)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016
Cash flows from operating activities:
Net income (loss)	$1,223	$(1,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,518	2,342
Share-based compensation	669	474
Excess tax benefits from share-based compensation	—	(68)
Deferred taxes and other non-cash tax expense	(99)	(353)
Non-cash portion of debt extinguishment loss	159	51
Non-cash restructuring, impairment and disposal charges	54	268
Gain on disposition of assets	(23)	—
Amortization of debt issuance costs and accretion of debt discount	19	27
Other	21	(10)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(236)	(491)
Inventory	(23)	1,088
Accounts payable	(34)	(61)
Employee compensation and benefits	29	70
Other current assets and current liabilities	(570)	(38)
Other long-term assets and long-term liabilities	(115)	(47)
Net cash provided by operating activities	4,592	2,059
Cash flows from investing activities:
Purchases of property, plant and equipment	(836)	(530)
Proceeds from disposals of properly, plant and equipment	1	5
Purchases of investments	(200)	(58)
Acquisitions of businesses, net of cash acquired	(40)	(10,055)
Proceeds from sales of businesses	10	698
Proceeds from sales and maturities of investments	—	89
Other	(5)	(15)
Net cash used in investing activities	(1,070)	(9,866)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,550	15,926
Debt repayments	(13,668)	(6,145)
Payment of assumed debt	—	(1,475)
Payment of debt issuance costs	(127)	(108)
Dividend and distribution payments	(1,306)	(537)
Issuance of ordinary shares	191	217
Excess tax benefits from share-based compensation	—	68
Payment of capital lease obligations	(10)	—
Net cash provided by (used in) financing activities	(1,370)	7,946
Net change in cash and cash equivalents	2,152	139
Cash and cash equivalents at the beginning of period	3,097	1,822
Cash and cash equivalents at end of period	$5,249	$1,961
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except unit data)

	July 30, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,929	$3,044
Short-term investments	200	—
Trade accounts receivable, net	2,417	2,181
Inventory	1,431	1,400
Other current assets	966	500
Total current assets	9,943	7,125
Long-term assets:
Property, plant and equipment, net	2,909	2,509
Goodwill	24,706	24,732
Intangible assets, net	11,927	15,068
Other long-term assets	457	532
Total assets	$49,942	$49,966
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1,158	$1,261
Employee compensation and benefits	546	517
Current portion of long-term debt	—	454
Other current liabilities	514	846
Total current liabilities	2,218	3,078
Long-term liabilities:
Long-term debt	13,572	13,188
Pension and post-retirement benefit obligations	503	531
Other long-term liabilities	10,945	11,293
Total liabilities	27,238	28,090
Commitments and contingencies (Note 12)
Partners’ capital:
Common partnership units; 390,842,636 units and 390,237,855 units issued and outstanding on July 30, 2017 and October 30, 2016, respectively	19,935	19,026
Restricted exchangeable units; 22,199,810 units and 22,804,591 units issued and outstanding on July 30, 2017 and October 30, 2016, respectively	2,902	2,984
Accumulated other comprehensive loss	(133)	(134)
Total partners’ capital	22,704	21,876
Total liabilities and partners’ capital	$49,942	$49,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per unit/share amounts)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net revenue	$4,463	$3,792	$12,792	$9,104
Cost of products sold:
Cost of products sold	1,658	1,520	4,795	3,656
Purchase accounting effect on inventory	1	271	2	1,099
Amortization of acquisition-related intangible assets	655	211	1,853	539
Restructuring charges	—	8	16	41
Total cost of products sold	2,314	2,010	6,666	5,335
Gross margin	2,149	1,782	6,126	3,769
Research and development	827	814	2,464	1,868
Selling, general and administrative	200	230	605	582
Amortization of acquisition-related intangible assets	441	728	1,323	1,517
Restructuring, impairment and disposal charges	33	274	106	592
Total operating expenses	1,501	2,046	4,498	4,559
Operating income (loss)	648	(264)	1,628	(790)
Interest expense	(112)	(139)	(335)	(479)
Loss on extinguishment of debt	—	(21)	(159)	(74)
Other income, net	12	4	46	1
Income (loss) from continuing operations before income taxes	548	(420)	1,180	(1,342)
Provision for (benefit from) income taxes	39	(117)	(54)	(199)
Income (loss) from continuing operations	509	(303)	1,234	(1,143)
Loss from discontinued operations, net of income taxes	(2)	(12)	(11)	(50)
Net income (loss)	$507	$(315)	$1,223	$(1,193)

General Partner's interest in net income (loss)	$481	$(298)	$1,160	$(1,484)
Limited Partners' interest in net income (loss)	$26	$(17)	$63	$(86)
Net income attributable to ordinary shareholders	$—	$—	$—	$377

Cash distributions paid per restricted exchangeable partnership unit	$1.02	$0.50	$3.06	$0.99
Cash distributions paid to General Partner	$415	$199	$1,237	$392
Cash dividends paid per ordinary share	$—	$—	$—	$0.44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income (loss)	$507	$(315)	$1,223	$(1,193)
Other comprehensive income, net of tax:
Change in unrealized loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	1	1	1
Other comprehensive income	—	1	1	1
Comprehensive income (loss)	$507	$(314)	$1,224	$(1,192)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016
Cash flows from operating activities:
Net income (loss)	$1,223	$(1,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,518	2,342
Share-based compensation	669	474
Excess tax benefits from share-based compensation	—	(68)
Deferred taxes and other non-cash tax expense	(99)	(353)
Non-cash portion of debt extinguishment loss	159	51
Non-cash restructuring, impairment and disposal charges	54	268
Gain on disposition of assets	(23)	—
Amortization of debt discount issuance costs and accretion of debt discount	19	27
Other	21	(10)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(236)	(491)
Inventory	(23)	1,088
Accounts payable	(34)	(61)
Employee compensation and benefits	29	70
Other current assets and current liabilities	(570)	(38)
Other long-term assets and long-term liabilities	(115)	(47)
Net cash provided by operating activities	4,592	2,059
Cash flows from investing activities:
Purchases of property, plant and equipment	(836)	(530)
Proceeds from disposals of property, plant and equipment	1	5
Purchases of investments	(200)	(58)
Acquisitions of businesses, net of cash acquired	(40)	(10,055)
Proceeds from sales of businesses	10	698
Proceeds from sales and maturities of investments	—	89
Other	(5)	(15)
Net cash used in investing activities	(1,070)	(9,866)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,550	15,926
Debt repayments	(13,668)	(6,145)
Payment of assumed debt	—	(1,475)
Payment of debt issuance costs	(127)	(108)
Dividend payments to ordinary shareholders	—	(122)
Distributions paid to unit holders	(1,306)	(415)
Issuance of ordinary shares by General Partner	—	72
Capital transactions with General Partner	(76)	99
Excess tax benefits from share-based compensation	—	68
Payment of capital lease obligations	(10)	—
Net cash provided by (used in) financing activities	(1,637)	7,900
Net change in cash and cash equivalents	1,885	93
Cash and cash equivalents at the beginning of period	3,044	1,822
Cash and cash equivalents at end of period	$4,929	$1,915
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
Broadcom, a company organized under the laws of the Republic of Singapore, is the successor to Avago Technologies Limited, or Avago. Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands. Broadcom is the Partnership’s sole General Partner and owns a majority interest (by vote and value) in the Partnership represented by common partnership units, or Common Units. The balance of the partnership units represents restricted exchangeable limited partnership units, or Partnership REUs, the holders of which are referred to as the Limited Partners. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership’s amended and restated exempted limited partnership agreement, or Partnership Agreement, as amended from time to time, and applicable laws.
The condensed consolidated financial statements and accompanying notes are being presented in a combined report being filed by two separate registrants: Broadcom and the Partnership. The differences in the condensed consolidated financial statements relate to the noncontrolling interest which represents the outstanding Partnership REUs and transactions between Broadcom and the Partnership, which we account for as capital transactions. Refer to Note 7. “Shareholders’ Equity” and Note 8. “Partners’ Capital” for additional information.
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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending October 29, 2017, or fiscal year 2017, is a 52-week fiscal year. The first quarter of our fiscal year 2017 ended on January 29, 2017, the second quarter ended on April 30, 2017 and the third quarter ended on July 30, 2017. Our fiscal year ended October 30, 2016, or fiscal year 2016, was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements of Broadcom and the Partnership include the accounts of Broadcom and the Partnership, respectively, and their subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 30, 2016 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in Broadcom’s Annual Report on Form 10-K for fiscal year 2016, or 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. All intercompany transactions and balances have been eliminated in consolidation.
As a result of Broadcom’s controlling interest in the Partnership, we consolidate the financial results of the Partnership and present a noncontrolling interest for the portion of the Partnership we do not own in our condensed consolidated financial statements. Net income (loss) attributable to noncontrolling interest in the condensed consolidated statements of operations represents the portion of income (loss) attributable to the economic interest in the Partnership owned by the Limited Partners.
The accompanying condensed consolidated financial statements include the results of operations of Broadcom Corporation, or BRCM, and other acquisitions commencing as of their respective acquisition dates.

The operating results for the fiscal quarter and three fiscal quarters ended July 30, 2017 are not necessarily indicative of the results that may be expected for fiscal year 2017, or for any other future period.
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
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows. These reclassifications had no impact on the previously reported net cash activities.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2017, we early adopted an accounting standards update issued by the Financial Accounting Standards Board, or FASB, in March 2016 that simplified the accounting for certain aspects of stock-based payments to employees. The standard eliminated (i) the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital and (ii) the requirement that excess tax benefits be realized before companies can recognize them. The standard required a modified-retrospective transition method by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. As a result of adoption, we recognized tax benefits of $56 million and $237 million as discrete items for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively, a $47 million cumulative-effect adjustment to reduce our accumulated deficit and a $3 million cumulative-effect adjustment to increase our noncontrolling interest for previously unrecognized excess tax benefits as of October 30, 2016. In connection with the adoption, we elected to present excess tax benefits within operating activities on the statement of cash flows prospectively and we continued our existing practice of estimating forfeitures.
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
In February 2016, the FASB issued guidance related to the accounting for leases, which among other things, requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are evaluating the impact this guidance will have on our condensed consolidated financial statements.
In August 2015, the FASB deferred the effective date of the guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will be effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In addition, in 2016, the FASB issued amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients. We do not expect to early adopt this guidance. We have not selected a transition method and are evaluating the impact this guidance will have on our condensed consolidated financial statements.

2. Acquisitions
Acquisition of Broadcom Corporation
Our results of continuing operations for the fiscal quarter and three fiscal quarters ended July 31, 2016 included $2,314 million and $4,641 million of net revenue, respectively, attributable to BRCM, which we acquired on February 1, 2016, or the Acquisition Date. It is impracticable to determine the effect on net income (loss) attributable to BRCM for the periods presented as we immediately integrated BRCM into our ongoing operations. Transaction costs of $2 million and $39 million incurred related to our acquisition of BRCM, or the Broadcom Merger, are included in selling, general and administrative expense in the condensed consolidated statements of operations for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if BRCM had been acquired as of the beginning of fiscal year 2015. The unaudited pro forma financial information for the three fiscal quarters ended July 31, 2016 combined the historical results of Avago for the fiscal quarter ended January 31, 2016 and the historical results of BRCM for the three months ended December 31, 2015, representing BRCM’s previous reporting period prior to the Acquisition Date, and the historical results of Broadcom for the fiscal quarters ended May 1, 2016 and July 31, 2016. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and acquisition costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business (in millions, except for per share amounts):

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	July 31, 2016	July 31, 2016
Pro forma net revenue	$3,789	$11,148
Pro forma net loss from continuing operations	$(152)	$(611)
Pro forma net loss	$(164)	$(661)
Pro forma net loss attributable to ordinary shares	$(155)	$(625)
Pro forma net loss per share attributable to ordinary shares - basic and diluted	$(0.39)	$(1.59)
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
We will also assume certain vested (to the extent not in-the-money) and all unvested Brocade stock options, restricted stock units, or RSUs, and performance stock units, or PSUs, held by continuing employees and service providers. All vested in-the-money Brocade stock options, after giving effect to any acceleration, and all other RSUs and PSUs will be cashed out at the effective time of the Brocade Acquisition.
Consummation of the Brocade Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the receipt of clearance from The Committee on Foreign Investment in the United States, and the absence of certain pending governmental litigation with respect to the transactions contemplated by the Brocade Agreement.

The Brocade Agreement contains certain termination rights for us and Brocade, and further provides that, upon termination of the Brocade Agreement under certain specified circumstances, Brocade will be obligated to pay us a termination fee of $195 million.
We expect the Brocade Acquisition to close during the fourth quarter of our fiscal year 2017, subject to the satisfaction of the remaining closing conditions.
Pending Divestiture of Brocade’s IP Networking Business
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its acquired Ruckus Wireless business. The consummation of the Brocade Acquisition is not conditioned on the divestiture of Brocade’s IP Networking business.
On February 22, 2017, we announced our agreement to sell a portion of Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, plus the additional cost of unvested assumed employee stock awards. The closing is subject to regulatory approvals in various jurisdictions and other customary closing conditions but does not require shareholder approval by either company and is not subject to any financing conditions. We have also entered into an agreement to sell the data center portion of Brocade’s IP networking business to Extreme Networks, Inc. These transactions are contingent on the closing of the Brocade Acquisition and are expected to close within one month following the closing of the Brocade Acquisition.
3. Supplemental Financial Information
Cash Equivalents and Short-Term Investments
Cash equivalents included $3,253 million and $1,022 million of time deposits as of July 30, 2017 and October 30, 2016, respectively. As of July 30, 2017, cash equivalents also included $200 million of money-market funds. As of July 30, 2017, short-term investments included $200 million of time deposits with original maturities greater than three months but less than one year. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
During the fiscal quarter ended July 30, 2017, we entered into a factoring agreement with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis. We account for these transactions as sales of receivables and record cash proceeds when received as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement were $78 million during the fiscal quarter ended July 30, 2017. Factoring fees for the sales of receivables were recorded in other income, net and were not material for the period presented.
Inventory
The following table presents details of inventory (in millions):

	July 30, 2017	October 30, 2016
Finished goods	$505	$431
Work-in-process	689	596
Raw materials	237	373
Total inventory	$1,431	$1,400
Property, Plant and Equipment
In connection with our campus rationalization efforts, during our second fiscal quarter ended April 30, 2017, we entered into an agreement to sell our Irvine campus for $443 million. The sale was completed subsequent to our fiscal quarter ended July 30, 2017 and we leased back a portion of the campus at market rental rates. There was no significant gain or loss recognized upon completion of the sale.

Accrued Rebate Activity
The following table summarizes activities related to accrued rebates included in other current liabilities on our condensed consolidated balance sheets (in millions):

	Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016
Beginning balance	$317	$26
Liabilities assumed in acquisitions	—	359
Charged as a reduction of revenue	194	388
Reversal of unclaimed rebates	(68)	(3)
Payments	(305)	(360)
Ending balance	$138	$410
We recorded customer rebate charges of $74 million and $165 million in the fiscal quarters ended July 30, 2017 and July 31, 2016, respectively.
Other Long-Term Liabilities
The following table presents details of other long-term liabilities (in millions):

	July 30, 2017	October 30, 2016
Deferred tax liabilities	$9,859	$10,287
Unrecognized tax benefits (a)	1,031	893
Other	55	113
Total other long-term liabilities	$10,945	$11,293
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
The following table summarizes the selected financial information of discontinued operations (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net revenue	$4	$35	$9	$99

Loss from discontinued operations before gain on disposals and income taxes	$(2)	$(54)	$(11)	$(115)
Gain on disposals of discontinued operations	—	33	—	33
Benefit from income taxes	—	9	—	32
Loss from discontinued operations, net of income taxes	$(2)	$(12)	$(11)	$(50)

Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Cash paid for interest	$206	$198	$309	$343
Cash paid for income taxes	$35	$63	$241	$143
At July 30, 2017 and October 30, 2016, we had $115 million and $159 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable and other current liabilities.
4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total
Balance as of October 30, 2016	$17,641	$5,952	$995	$144	$24,732
Broadcom Merger adjustments	(25)	(7)	—	—	(32)
Other	6	—	—	—	6
Balance as of July 30, 2017	$17,622	$5,945	$995	$144	$24,706
During the first fiscal quarter ended January 29, 2017, we made adjustments to certain tax balances related to the Broadcom Merger, resulting in a $32 million decrease in goodwill.
Intangible Assets
The following table presents details of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of July 30, 2017:
Purchased technology	$12,773	$(3,703)	$9,070
Customer contracts and related relationships	4,240	(2,669)	1,571
Trade names	528	(107)	421
Other	123	(20)	103
Intangible assets subject to amortization	17,664	(6,499)	11,165
In-process research and development	762	—	762
Total	$18,426	$(6,499)	$11,927

As of October 30, 2016:
Purchased technology	$12,182	$(1,855)	$10,327
Customer contracts and related relationships	4,231	(1,377)	2,854
Trade names	528	(77)	451
Other	107	(7)	100
Intangible assets subject to amortization	17,048	(3,316)	13,732
In-process research and development	1,336	—	1,336
Total	$18,384	$(3,316)	$15,068

Based on the amount of intangible assets subject to amortization at July 30, 2017, the expected amortization expense for each of the next five years and thereafter was as follows (in millions):

Fiscal Year:
2017 (remainder)	$1,102
2018	2,960
2019	2,192
2020	1,820
2021	1,435
Thereafter	1,656
Total	$11,165
The weighted-average amortization periods remaining by intangible asset category as of July 30, 2017 were as follows (in years):

Purchased technology	5
Customer contracts and related relationships	3
Trade name	13
Other	11
5. Net Income (Loss) Per Share
Broadcom
Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares by the weighted-average number of Broadcom ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares and, if the Partnership REUs are dilutive, net income (loss) attributable to noncontrolling interest by the weighted-average number of Broadcom ordinary shares and potentially dilutive shares outstanding during the period. Diluted shares outstanding included the dilutive effect of in-the-money share options, RSUs and employee share purchase rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards) for the fiscal quarter and three fiscal quarters ended July 30, 2017. Diluted shares outstanding also included Broadcom ordinary shares issuable upon exchange of the Partnership REUs (refer to Note 8. “Partners’ Capital” for additional information) for all periods presented.
The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase ordinary shares. For the fiscal quarter and three fiscal quarters ended July 31, 2016, the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes was also assumed to be used to repurchase ordinary shares.
The dilutive effect of the Partnership REUs is calculated using the if-converted method. The if-converted method assumes that the Partnership REUs were converted at the beginning of the reporting period.
Diluted net loss per share for the fiscal quarter and three fiscal quarters ended July 31, 2016 excluded the potentially dilutive effect of weighted-average outstanding equity awards to acquire 12 million ordinary shares in each period as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Numerator - Basic:
Income (loss) from continuing operations	$509	$(303)	$1,234	$(1,143)
Less: Income (loss) from continuing operations attributable to noncontrolling interest	26	(16)	63	(83)
Income (loss) from continuing operations attributable to ordinary shares	483	(287)	1,171	(1,060)

Loss from discontinued operations, net of income taxes	(2)	(12)	(11)	(50)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	(1)	—	(3)
Loss from discontinued operations, net of income taxes, attributable to ordinary shares	(2)	(11)	(11)	(47)

Net income (loss) attributable to ordinary shares	$481	$(298)	$1,160	$(1,107)

Numerator - Diluted:
Income (loss) from continuing operations	$509	$(303)	$1,234	$(1,143)
Loss from discontinued operations, net of income taxes	(2)	(12)	(11)	(50)
Net income (loss)	$507	$(315)	$1,223	$(1,193)

Denominator:
Weighted-average ordinary shares outstanding - basic	407	396	403	355
Dilutive effect of equity awards	16	—	16	—
Exchange of noncontrolling interest for ordinary shares	22	23	23	15
Weighted-average ordinary shares outstanding - diluted	445	419	442	370

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.19	$(0.72)	$2.91	$(2.99)
Loss per share from discontinued operations, net of income taxes	(0.01)	(0.03)	(0.03)	(0.13)
Net income (loss) per share	$1.18	$(0.75)	$2.88	$(3.12)

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$1.14	$(0.72)	$2.79	$(3.09)
Loss per share from discontinued operations, net of income taxes	—	(0.03)	(0.02)	(0.13)
Net income (loss) per share	$1.14	$(0.75)	$2.77	$(3.22)
The Partnership
Income (loss) per unit for the Partnership is not required to be presented as its Common Units and Partnership REUs are not publicly traded.

6. Borrowings
Senior Notes
On January 19, 2017, two Broadcom subsidiaries, BRCM and Broadcom Cayman Finance Limited, or the Co-Issuers, completed the issuance and sale of senior unsecured notes, or Senior Notes, in an aggregate principal amount of $13,550 million. Each series of Senior Notes is fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom, the Partnership, and BC Luxembourg S.à r.l., an indirect subsidiary of Broadcom, or collectively, the Guarantors, subject to certain release conditions described in the indenture governing the Senior Notes, or the Indenture. The Co-Issuers may redeem all or a portion of the Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the Indenture. In the event of a change of control triggering event, each holder of Senior Notes will have the right to require us to purchase for cash all or a portion of their Senior Notes at a redemption price of 101% of the aggregate principal amount of such Senior Notes plus accrued and unpaid interest. The Indenture also contains covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur additional secured debt and consummate certain sale and leaseback transactions, and the ability of the Co-Issuers and the Guarantors to merge, consolidate or sell all or substantially all of their assets. We were in compliance with all of the covenants described in the Indenture as of July 30, 2017.
The Co-Issuers used the net proceeds, plus cash on hand, to repay all of the term loans outstanding under our guaranteed, collateralized credit agreement, or the 2016 Credit Agreement, dated February 1, 2016, in the aggregate amount of $13,555 million and to pay $127 million of related fees and expenses. Each series of Senior Notes pays interest semi-annually in cash in arrears on January 15 and July 15 of each year, which began on July 15, 2017. The Senior Notes are recorded as long-term debt, net of original issue discount and capitalized debt issuance costs. The discount and debt issuance costs associated with the issuance of the Senior Notes are amortized to interest expense over their respective terms. The effective interest rates for fixed-rate debt include the stated interest on the notes, the accretion of the original issue discount and amortization of the debt issuance costs.
As a result of the repayment of the outstanding term loans under the 2016 Credit Agreement, during the three fiscal quarters ended July 30, 2017, we wrote-off $159 million of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.
In connection with the issuance of the Senior Notes, the Co-Issuers and Guarantors entered into a registration rights agreement pursuant to which they agreed to use commercially reasonable efforts to file one or more registration statements pursuant to the Securities Act of 1933, as amended, to exchange each series of Senior Notes for new notes, with terms substantially identical in all material respects to such series of Senior Notes and to cause the registration statement to be declared effective by the SEC on or before July 13, 2018. If the Co-Issuers and Guarantors do not comply with these obligations with respect to each series of the Senior Notes, they will be subject to interest penalties.
The following table summarizes details of our Senior Notes:

	July 30, 2017
	Interest Rate	Effective Interest Rate	Issuance Price	Amount (In millions)
Fixed rate notes due January 2020	2.375%	2.615%	99.774%	$2,750
Fixed rate notes due January 2022	3.000%	3.214%	99.592%	3,500
Fixed rate notes due January 2024	3.625%	3.744%	99.896%	2,500
Fixed rate notes due January 2027	3.875%	4.018%	99.558%	4,800
Unaccreted discount and unamortized debt issuance costs				(117)
Carrying value of Senior Notes				$13,433
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
As of July 30, 2017, there were no borrowings outstanding under the 2016 Revolving Credit Facility or any material outstanding letters of credit. Unamortized debt issuance costs related to the 2016 Revolving Credit Facility were $7 million and $9 million as of July 30, 2017 and October 30, 2016, respectively, and were included in other long-term assets on the condensed consolidated balance sheets.

We were in compliance with all of the covenants described in the 2016 Credit Agreement as of July 30, 2017.
Assumed Senior Notes
The following table presents the details of the outstanding long-term debt assumed in connection with the acquisition of BRCM, or the Assumed Senior Notes:

	July 30, 2017
	Interest Rate	Effective Interest Rate	Amount (in millions)
Fixed rate notes due November 2018	2.70%	2.70%	$117
Fixed rate notes due August 2022 - August 2034	2.50% - 4.50%	2.50% - 4.50%	22
Carrying value of Assumed Senior Notes			$139
We were in compliance with all of the covenants described in the indentures governing the Assumed Senior Notes as of July 30, 2017.
Fair Value of Debt
As of July 30, 2017, the estimated fair value of the Senior Notes and the Assumed Senior Notes was $13,982 million. The fair value of the Senior Notes and the Assumed Senior Notes was classified as Level 2 as we used quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding Senior Notes and Assumed Senior Notes as of July 30, 2017 were as follows (in millions):

Fiscal Year:
2017 (remainder)	$—
2018	117
2019	—
2020	2,750
2021	—
Thereafter	10,822
Total	$13,689
7. Shareholders’ Equity
Noncontrolling Interest
The Limited Partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of Partnership REUs as of July 30, 2017 and October 30, 2016.
Broadcom adjusts the net income (loss) in its condensed consolidated statements of operations to exclude the noncontrolling interest’s proportionate share of the results. In addition, Broadcom presents the proportionate share of equity attributable to the noncontrolling interest as a separate component of shareholders’ equity.
On January 30, 2017, Broadcom registered 23 million ordinary shares to allow for Limited Partners to exchange their Partnership REUs pursuant to the Partnership Agreement. Effective February 1, 2017, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, Limited Partners have the right to require the Partnership to repurchase some or all of such Limited Partner’s Partnership REUs for consideration, as determined by Broadcom in its sole discretion, of either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.

During the fiscal quarter and three fiscal quarters ended July 30, 2017, the Partnership exchanged 0.1 million and 0.6 million Partnership REUs, respectively, pursuant to exchange notices received. In accordance with the terms of the Partnership Agreement, the exchange notices were satisfied by exchanging these Partnership REUs for the same number of newly issued Broadcom ordinary shares valued at $19 million and $79 million, respectively, for the fiscal quarter and three fiscal quarters ended July 30, 2017. The exchanges represented increases in our ownership interest in the Partnership and were accounted for as equity transactions, with no gain or loss recorded in Broadcom’s condensed consolidated statements of operations. Pursuant to the terms of the Partnership Agreement, upon the exchange of Partnership REUs, each such Partnership REU was cancelled and the Partnership issued the same number of Common Units to the General Partner concurrently with the exchange.
Dividends
The following table summarizes dividend information for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Cash dividends paid per ordinary share	$1.02	$0.50	$3.06	$1.43
Cash dividends paid to ordinary shareholders	$415	$199	$1,237	$514
Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Cost of products sold	$18	$15	$47	$34
Research and development	174	144	465	294
Selling, general and administrative	59	54	156	128
Total share-based compensation expense	$251	$213	$668	$456
Equity Incentive Award Plans
A summary of time and market-based RSU activity is as follows (in millions, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Balance as of October 30, 2016	17	$130.71
Granted	8	$197.55
Vested	(5)	$126.26
Forfeited	(2)	$140.00
Balance as of July 30, 2017	18	$161.04
During the three fiscal quarters ended July 30, 2017, we granted market-based RSUs that included the usual service conditions as well as market conditions related to total shareholder return, or TSR, as compared to the TSR of an index group of companies. Under the terms of the agreement, grantees may receive from 0% to 450% of the original grant. Share-based compensation expense for these market-based RSUs was measured at the grant date and recognized, based on the number of shares ultimately expected to vest, using a graded vesting method over the service period of 4 years.
Total grant-date fair value of RSUs vested during the three fiscal quarters ended July 30, 2017 was $633 million. Total unrecognized compensation cost related to unvested RSUs as of July 30, 2017 was $2,293 million, which is expected to be recognized over the remaining weighted-average service period of 3.1 years.

A summary of time and market-based share option activity is as follows (in millions, except years and per share data):

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Balance as of October 30, 2016	15		$48.77
Exercised	(4)		$45.10		$562
Cancelled	—	*	$65.05
Balance as of July 30, 2017	11		$49.50	3.06	$2,211
Fully vested as of July 30, 2017	9		$45.94	2.91	$1,777
Fully vested and expected to vest as of July 30, 2017	11		$49.50	3.06	$2,211
________________________________
* Represents less than 0.5 million shares.
The total unrecognized compensation cost related to unvested share options as of July 30, 2017 was $25 million, which is expected to be recognized over the remaining weighted-average service period of 0.9 years.
8. Partners’ Capital
Effective February 1, 2017, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, Limited Partners have the right to require the Partnership to repurchase some or all of such Limited Partner’s Partnership REUs for consideration, as determined by Broadcom in its sole discretion, of either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.
During the fiscal quarter and three fiscal quarters ended July 30, 2017, the Partnership exchanged 0.1 million and 0.6 million Partnership REUs, respectively, pursuant to exchange notices received. In accordance with the terms of the Partnership Agreement, the exchange notices were satisfied by exchanging these Partnership REUs for the same number of newly issued Broadcom ordinary shares valued at $19 million and $79 million, respectively, for the fiscal quarter and three fiscal quarters ended July 30, 2017. The issuances of shares were accounted for as a capital contribution by Broadcom to the Partnership. The exchanges of Partnership REUs were recorded as increases to the Common Units balance and reductions to the Partnership REUs balance within partners' capital of the Partnership’s condensed consolidated balance sheet. Pursuant to the terms of the Partnership Agreement, upon the exchange of Partnership REUs, each such Partnership REU was cancelled and the Partnership issued the same number of Common Units to the General Partner concurrently with the exchange.
Share-Based Compensation Expense
Share-based incentive awards are provided to employees and Broadcom’s directors under the terms of various Broadcom equity incentive plans. Refer to Note 7. “Shareholders’ Equity” for further details.
Capital Transactions with General Partner
The following table summarizes capital transactions with the General Partner for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Capital transactions made by General Partner to Partnership	$41	$38	$191	$327
Distributions
The following table summarizes distributions by the Partnership for the periods presented (in millions, except per Partnership REU):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Cash distributions paid to General Partner	$415	$199	$1,237	$392
Cash distributions paid per Partnership REU	$1.02	$0.50	$3.06	$0.99
Cash distributions paid to Limited Partners	$23	$12	$69	$23

9. Income Taxes
For the fiscal quarter and three fiscal quarters ended July 30, 2017, we had a provision for income taxes of $39 million and a benefit from income taxes of $54 million, respectively, compared to benefits from income taxes of $117 million and $199 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively.
The provision for income taxes for the fiscal quarter ended July 30, 2017 was primarily due to profits from continuing operations and a discrete expense of $76 million resulting from entity reorganizations, partially offset by recognition of $56 million of excess tax benefits from share-based awards that vested or were exercised during the period and the recognition of previously unrecognized tax benefits.
The benefit from income taxes for the three fiscal quarters ended July 30, 2017 was primarily due to the recognition of $237 million of excess tax benefits from share-based awards that vested or were exercised during the period and the recognition of previously unrecognized tax benefits, partially offset by a discrete expense of $76 million resulting from entity reorganizations and profits from continuing operations.
The benefit from income taxes in the 2016 fiscal periods was primarily due to losses from continuing operations, partially offset by discrete expenses. Discrete expense of $93 million related to the undistributed earnings of foreign operations that were previously considered indefinitely reinvested was recognized in the three fiscal quarters ended July 31, 2016.
Uncertain Tax Positions
We are subject to Singapore income tax examination for fiscal years 2012 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside Singapore for fiscal years 2010 and later. It is possible that we may recognize up to $8 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statutes of limitations for certain audit periods.
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

The following tables present our net revenue and operating income by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net revenue:
Wired infrastructure	$2,208	$2,062	$6,403	$4,508
Wireless communications	1,283	1,008	3,608	2,378
Enterprise storage	735	527	2,154	1,730
Industrial & other	237	195	627	488
Total net revenue	$4,463	$3,792	$12,792	$9,104

Operating income (loss):
Wired infrastructure	$1,015	$846	$2,885	$1,800
Wireless communications	492	308	1,333	754
Enterprise storage	417	223	1,174	749
Industrial & other	131	102	301	256
Unallocated expenses	(1,407)	(1,743)	(4,065)	(4,349)
Total operating income (loss)	$648	$(264)	$1,628	$(790)
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. One direct customer accounted for 13% and 18% of our net accounts receivable balance at July 30, 2017 and October 30, 2016, respectively. During the fiscal quarter and three fiscal quarters ended July 30, 2017, one direct customer represented 13% and 14% of our net revenue, respectively. During both the fiscal quarter and three fiscal quarters ended July 31, 2016, one direct customer represented 13% of our net revenue. The majority of the revenue from this customer was included in our wireless communications and wired infrastructure segments. This customer is a contract manufacturer for a number of original equipment manufacturers.
11. Related Party Transactions
During the fiscal quarter and three fiscal quarters ended July 30, 2017 and July 31, 2016, in the ordinary course of business, we purchased from, or sold to, entities of which one of our directors also serves or served as a director, or entities that are otherwise affiliated with one of our directors.
The following tables summarize the transactions and balances with these entities for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Total net revenue	$97	$101	$245	$230
Total costs and expenses, including inventory purchases	$28	$17	$93	$54

	July 30, 2017	October 30, 2016
Total receivables	$31	$15
Total payables	$11	$7

12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of July 30, 2017 that materially changed from the end of fiscal year 2016 (in millions):

		Fiscal Year
	Total	2017 (remainder)	2018	2019	2020	2021	Thereafter
Debt principal, interest and fees	$16,698	$1	$569	$450	$3,166	$383	$12,129
Purchase commitments	$1,144	$990	$104	$50	$—	$—	$—
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at July 30, 2017, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $1,031 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of July 30, 2017 have been excluded from the contractual obligations table above.
There were no other substantial changes to our contractual commitments during the first three quarters of fiscal year 2017 from those disclosed in Broadcom’s 2016 Annual Report on Form 10-K.
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
Lawsuits Relating to the Brocade Acquisition
On December 13, 2016, December 15, 2016, December 21, 2016, January 5, 2017 and January 18, 2017, six putative class action complaints were filed in the United States District Court for the Northern District of California, or the U.S. Northern District Court, captioned Steinberg v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7081-EMC, Gross v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7173-EJD, Jha v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7270-HRL, Bragan v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-JSD, Chuakay v. Brocade Communications Systems, Inc., et al., No. 3:17-cv-0058-PJH, and Mathew v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-HSG, respectively. The Steinberg, Bragan and Mathew complaints name as defendants Brocade, the members of Brocade’s board of directors, Broadcom, BRCM, and Merger Sub. The Gross, Jha and Chuakay complaints name as defendants Brocade and the members of Brocade’s board of directors. All of the complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The complaints allege, among other things, that the board of directors of Brocade failed to provide material information and/or omitted material information from the Preliminary Proxy Statement filed with the SEC on December 6, 2016 by Brocade. The complaints seek to enjoin the closing of the transaction between Brocade and Broadcom, as well as certain other equitable and declaratory relief and attorneys’ fees and costs. On January 10, 2017, January 27, 2017 and February 15, 2017, the U.S. Northern District Court granted motions to relate the cases, all of which are now related to the Steinberg action and before the Honorable Judge Edward Chen. On January 11, 2017, Plaintiff Jha filed a motion for a preliminary injunction, which was subsequently withdrawn on January 18, 2017. On February 6, 2017, Plaintiff Gross voluntarily dismissed the Gross action without prejudice, which was ordered by the U.S. Northern District Court on February 15, 2017. On April 14, 2017, the U.S. Northern District Court granted the Motion for Consolidation, Appointment as Lead Plaintiff and Approval of Lead Plaintiff’s Selection of Counsel filed by Plaintiff Giulio D. Cessario, a plaintiff in the Steinberg action, which consolidated these actions under the caption In re Brocade Communications Systems, Inc. Securities Litigation, Case No. 3:16-cv-07081-EMC.  The U.S. Northern District Court has set this matter for an initial hearing on September 14, 2017. We believe these claims are all entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to Tessera, Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corp., or Invensas or collectively, the Complainants, filed a complaint to institute an investigation with the U.S. International Trade Commission, or the ITC. The Complainants allege infringement by Broadcom and our subsidiaries, BRCM, Avago and Avago Technologies U.S. Inc., or Avago U.S., or collectively, the Respondents, of three patents relating to semiconductor packaging and semiconductor manufacturing technology. The downstream respondents, which are customers of the Respondents, are Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC, or collectively, the Downstream Respondents. On July 20, 2016, the ITC instituted the investigation, or the ITC Investigation. Complainants seek the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation and (2) a permanent cease and desist order prohibiting the Respondents and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation. The ITC held the hearing in March 2017. On June 30, 2017, the administrative law judge issued an initial determination finding a violation with respect to U.S. Patent No. 6,849,946 and no violation with respect to U.S. Patent Nos. 6,133,136 and 6,856,007. The administrative law judge recommended that the ITC issue limited exclusion and cease and desist orders and recommended that we post a 100% import bond during the presidential review period. Broadcom and Downstream Respondents are petitioning for ITC review of the initial determination, and the ITC will announce what issues it intends to review on September 29, 2017. The target date for completion of the investigation and the issuance of the final determination is December 1, 2017.
An adverse final determination from the ITC could result in issuance of a limited exclusion order and cease and desist order, or the ITC Orders, that could prevent Broadcom and the Downstream Respondents from importing and selling in the United States certain semiconductor devices and Downstream Respondents’ products that incorporate those devices, or collectively, Covered Products. During the 60-day presidential review period following the final determination, Broadcom and the Downstream Respondents could continue to import and sell Covered Products by paying a bond. The administrative law judge’s recommended bond is 100% of the sales price of the Covered Products. At the end of the presidential review period, if the U.S. Trade Representative does not disapprove the final determination, the ITC Orders would go into full effect.
If the ITC orders go into full effect, Broadcom and its contract manufacturers would need to develop redesigned products that do not infringe, or Broadcom, its contract manufacturers, and/or the Downstream Respondents would need to obtain a license from Tessera to continue importing and selling Covered Products. It may not be possible to do this in a timely fashion or at all. In addition, any redesigned products would have to be approved by the ITC or US Customs and Border Protection before they could be imported or sold in the United States. Broadcom may not be successful in obtaining such approvals in a timely manner, or at all. Broadcom may also have to indemnify some customers.
In such event, any failure to effectively redesign and obtain timely clearance for Covered Products, or to obtain a license from Tessera, may cause a disruption to Broadcom’s product shipments and materially and adversely affect Broadcom’s business, prospects, reputation, results of operations, and financial condition.
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
The nullity action, which could invalidate the patent at issue in both German cases, is scheduled to be decided in January 2018, and Broadcom expects a preliminary decision from the German appellate court on the patent’s validity in October 2017.
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
Lawsuits Relating to the Acquisition of BRCM
Following the announcement of the Broadcom Merger, 11 putative class action complaints were filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints, or the Federal Actions, were filed in the United States District Court for the Central District of California, or the U.S. Central District Court. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara and eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, or the State Actions. The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
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
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit Court, on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court will hear oral argument on October 5, 2017.  We are unable to predict the date on which the Ninth Circuit Court will issue any decision at this time.
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
Other Indemnifications
As is customary in our industry and as provided for in local law in the United States and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liabilities or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

13. Restructuring, Impairment and Disposal Charges
Restructuring Charges
In the second quarter of fiscal year 2016, we began the implementation of cost reduction activities associated with the Broadcom Merger. Restructuring costs recorded in continuing operations were $19 million and $83 million for fiscal quarter and three fiscal quarters ended July 30, 2017, respectively, and $57 million and $364 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. Restructuring costs in continuing operations, for each period, primarily related to employee termination costs associated with the Broadcom Merger.
Approximately 3,500 employees have been terminated from our workforce across all business and functional areas on a global basis as a result of the Broadcom Merger.
The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the three fiscal quarters ended July 30, 2017 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of October 30, 2016	$116	$35	$151
Restructuring charges (a)	69	18	87
Utilization	(154)	(39)	(193)
Balance as of July 30, 2017 (b)	$31	$14	$45
_________________________________
(a) Included $4 million of restructuring expense related to discontinued operations recognized during the three fiscal quarters ended July 30, 2017, which was included in loss from discontinued operations in our condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid by the fourth quarter of fiscal year 2017. The leases and other exit costs balance represents lease obligations that are expected to be paid over their remaining terms through the third quarter of fiscal year 2018.
Impairment and Disposal Charges
During the fiscal quarter and three fiscal quarters ended July 30, 2017, we recorded impairment and disposal charges of $14 million and $39 million, respectively. These charges included impairments of property, plant and equipment and an in-process research and development, or IPR&D, project.
During the fiscal quarter and three fiscal quarters ended July 31, 2016, we recorded impairment and disposal charges of $225 million and $269 million, respectively. These charges included impairments of IPR&D projects and losses on the sale of certain fiber optics subsystem manufacturing and related assets.
14. Subsequent Events
Cash Dividends/Distribution Declared
On August 29, 2017, Broadcom’s Board of Directors declared an interim cash dividend of $1.02 per Broadcom ordinary share, payable on September 29, 2017 to shareholders of record at the close of business (Eastern Time) on September 19, 2017, or the Broadcom Dividend.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $1.02 distribution per Partnership REU, payable on September 29, 2017, to Limited Partners of record at the close of business (Eastern Time) on September 19, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 30, 2016, or fiscal year 2016, included in the Annual Report on Form 10-K for fiscal year 2016, or 2016 Annual Report on Form 10-K. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations for periods prior to February 1, 2016 relate to Avago Technologies Limited, our predecessor, or Avago, and relate to Broadcom and the Partnership for the periods after February 1, 2016, the date of completion of our acquisition of Broadcom Corporation, or the Broadcom Merger, and Avago. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property rights, or IP; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands. Broadcom is the Partnership’s sole General Partner and owns a majority interest (by vote and value) in the Partnership.
Recent Developments and Highlights
Highlights during the three fiscal quarters ended July 30, 2017 include the following:

•	Our cash, cash equivalents and short term investments were $5,449 million at July 30, 2017, compared with $3,097 million at October 30, 2016.

•	We generated $4,592 million of cash from operations during the three fiscal quarters ended July 30, 2017.

•
Broadcom paid aggregate cash dividends on its ordinary shares of $1,237 million, and the Partnership made aggregate distributions of $69 million on its restricted exchangeable limited partnership units, or Partnership REUs, during the three fiscal quarters ended July 30, 2017.

•
On January 19, 2017, two Broadcom subsidiaries completed the issuance and sale of senior unsecured notes, or the Senior Notes, in an aggregate principal amount of $13,550 million. The net proceeds, together with cash on hand, were used to repay all of the outstanding term loans under our guaranteed, collateralized credit agreement entered into on February 1, 2016, or the 2016 Credit Agreement, in the aggregate amount of $13,555 million. As a result, during three fiscal quarters ended July 30, 2017, we wrote-off $159 million of debt issuance costs, which were included in loss on extinguishment of debt in the condensed consolidated statements of operations.
Acquisition & Divestitures
Pending Acquisition of Brocade Communications Systems, Inc.
On November 2, 2016, we entered into an Agreement and Plan of Merger, or the Brocade Agreement, by and among Broadcom, Broadcom Corporation, or BRCM, Brocade Communications Systems, Inc., a Delaware corporation, or Brocade, and Bobcat Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of BRCM, or Merger Sub. On December 18, 2016, BRCM assigned all of its rights and obligations under the Brocade Agreement and transferred all of the issued and outstanding capital stock of Merger Sub to LSI Corporation. The Brocade Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brocade with Brocade as the surviving corporation, or the Brocade Acquisition. As a result of the Brocade Acquisition, Brocade will become an indirect subsidiary of Broadcom and the Partnership.
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
We will also assume certain vested (to the extent not in-the-money) and all unvested Brocade stock options, restricted stock units, or RSUs, and performance stock units, or PSUs, held by continuing employees and service providers. All vested in-the-money Brocade stock options, after giving effect to any acceleration, and all other RSUs and PSUs will be cashed out at the effective time of the Brocade Acquisition.
Consummation of the Brocade Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the receipt of clearance from The Committee on Foreign Investment in the United States, and the absence of certain pending governmental litigation with respect to the transactions contemplated by the Brocade Agreement.
The Brocade Agreement contains certain termination rights for us and Brocade, and further provides that, upon termination of the Brocade Agreement under certain specified circumstances, Brocade will be obligated to pay us a termination fee of $195 million.
We expect the Brocade Acquisition to be completed during the fourth quarter of our fiscal year 2017, subject to the satisfaction of the remaining closing conditions.
Pending Divestiture of Brocade’s IP Networking Business
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its acquired Ruckus Wireless business. The consummation of the Brocade Acquisition is not conditioned on the divestiture of Brocade’s IP Networking business.
On February 22, 2017, we announced our agreement to sell a portion of Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, plus the additional cost of unvested assumed employee stock awards. The closing is subject to regulatory approvals in various jurisdictions and other customary closing conditions but does not require shareholder approval by either company and is not subject to any financing conditions. We have also entered into an agreement to sell the data center portion of Brocade’s IP networking business to Extreme Networks, Inc. These transactions are contingent on the closing of the Brocade Acquisition and are expected to close within one month following the closing of the Brocade Acquisition.

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
There were no significant changes in our critical accounting policies during the three fiscal quarters ended July 30, 2017 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended July 30, 2017 Compared to Fiscal Quarter and Three Fiscal Quarters Ended July 31, 2016
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$4,463	$3,792	100%	100%
Cost of products sold:
Cost of products sold	1,658	1,520	37	40
Purchase accounting effect on inventory	1	271	—	7
Amortization of acquisition-related intangible assets	655	211	15	6
Restructuring charges	—	8	—	—
Total cost of products sold	2,314	2,010	52	53
Gross margin	2,149	1,782	48	47
Research and development	827	814	19	22
Selling, general and administrative	200	230	3	6
Amortization of acquisition-related intangible assets	441	728	10	19
Restructuring, impairment and disposal charges	33	274	1	7
Total operating expenses	1,501	2,046	33	54
Operating income (loss)	$648	$(264)	15%	(7)%

	Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$12,792	$9,104	100%	100%
Cost of products sold:
Cost of products sold	4,795	3,656	38	41
Purchase accounting effect on inventory	2	1,099	—	12
Amortization of acquisition-related intangible assets	1,853	539	14	6
Restructuring charges	16	41	—	—
Total cost of products sold	6,666	5,335	52	59
Gross margin	6,126	3,769	48	41
Research and development	2,464	1,868	19	21
Selling, general and administrative	605	582	5	6
Amortization of acquisition-related intangible assets	1,323	1,517	10	17
Restructuring, impairment and disposal charges	106	592	1	6
Total operating expenses	4,498	4,559	35	50
Operating income (loss)	$1,628	$(790)	13%	(9)%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, has varied from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which are discussed in detail below under “Seasonality”.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 13% and 14% of our net revenue during the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. Foxconn accounted for 13% of our net revenue during both the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for nearly 20% of our net revenue for the fiscal quarter ended July 30, 2017, more than 15% of our net revenue for three fiscal quarters ended July 30, 2017 and more than 10% of our net revenue for both the fiscal quarter and three fiscal quarters ended July 31, 2016.
For the fiscal quarter ended July 30, 2017, our top 10 direct customers collectively accounted for 58% of our net revenue and included five distributors. For the three fiscal quarters ended July 30, 2017, our top 10 direct customers collectively accounted for 55% of our net revenue and included five distributors.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue	July 30, 2017	July 31, 2016	$ Change	% Change	July 30, 2017	July 31, 2016	$ Change	% Change
	(In millions, except for percentages)
Wired infrastructure	$2,208	$2,062	$146	7%	$6,403	$4,508	$1,895	42%
Wireless communications	1,283	1,008	275	27%	3,608	2,378	1,230	52%
Enterprise storage	735	527	208	39%	2,154	1,730	424	25%
Industrial & other	237	195	42	22%	627	488	139	28%
Total net revenue	$4,463	$3,792	$671	18%	$12,792	$9,104	$3,688	41%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
% of Net Revenue	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Wired infrastructure	50%	54%	50%	50%
Wireless communications	29	27	28	26
Enterprise storage	16	14	17	19
Industrial & other	5	5	5	5
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended July 30, 2017 compared to corresponding prior year period. Net revenue from our wired infrastructure segment increased primarily due to an increase in demand for our set-top box, networking standard and application-specific integrated circuit, or ASIC, and optical products, partially offset by decline in demand for our broadband access products. Net revenue from our wireless communications segment increased primarily due to an increase in our wireless content in handsets. Net revenue from our enterprise storage segment increased primarily due to an increase in demand for our hard disk drive, or HDD, custom solid state drive, or SSD, controller, and server storage connectivity products. The demand for our HDD products was unusually high when compared to the corresponding prior year period. Net revenue from our industrial & other segment increased primarily due to an increase in licensing of IP and an increase in demand for our optocoupler products.
Three fiscal quarters ended July 30, 2017 compared to corresponding prior year period. Total net revenue increased primarily due to three quarters of contributions from acquired BRCM products in 2017 compared to two quarters in 2016. Net revenue from our wired infrastructure segment increased primarily due to full period contributions from acquired BRCM products. Net revenue from our wireless communications segment increased primarily due to full period contributions from acquired BRCM products and an increase in our wireless content in handsets. Net revenue from our enterprise storage segment increased primarily due to an increase in demand for our HDD, custom SSD controller, and server storage connectivity products. The demand for our HDD products was unusually high when compared to the corresponding prior year period. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our optocoupler products and licensing of IP.
Gross Margin
Gross margin was $2,149 million for the fiscal quarter ended July 30, 2017 compared to $1,782 million for the fiscal quarter ended July 31, 2016. The $367 million increase was primarily due to an 18% increase in net revenue and a $270 million reduction in purchase accounting effect on inventory, offset by an increase of $444 million in amortization of acquisition-related intangible assets. Gross margin was $6,126 million for the three fiscal quarters ended July 30, 2017 compared to $3,769 million for the three fiscal quarters ended July 31, 2016. The $2,357 million increase was primarily due to a 41% increase in net revenue and a $1,097 million reduction in purchase accounting effect on inventory, offset in part by an increase of $1,314 million in amortization of acquisition-related intangible assets.
As a percentage of net revenue, gross margin was relatively flat at 48% and 47% for the fiscal quarters ended July 30, 2017 and July 31, 2016, respectively. As a percentage of net revenue, gross margin increased to 48% for the three fiscal quarters ended July 30, 2017 from 41% for the three fiscal quarters ended July 31, 2016. This increase was primarily due to a decrease in the purchase accounting effect on inventory, as well as more favorable product mix, partially offset by an increase in amortization of acquisition-related intangible assets. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of any further acquisitions, particularly the pending Brocade Acquisition.

Research and Development Expense
Research and development expense increased $13 million, or 2%, for the fiscal quarter ended July 30, 2017 compared to the fiscal quarter ended July 31, 2016. Research and development expense as a percentage of net revenue was 19% for the fiscal quarter ended July 30, 2017 compared to 22% for the fiscal quarter ended July 31, 2016. Research and development expense dollars were higher primarily due to an increase in share-based compensation expense, partially offset by benefits from restructuring actions that we initiated following the Broadcom Merger.
Research and development expense increased $596 million, or 32%, for the three fiscal quarters ended July 30, 2017 compared to the three fiscal quarters ended July 31, 2016. Research and development expense as a percentage of net revenue was 19% and 21% for the three fiscal quarters ended July 30, 2017 and July 31, 2016, respectively. Research and development expense dollars were higher as they reflected three quarters of expense resulting from the Broadcom Merger, compared to two quarters in the prior year period and higher share-based compensation expense, partially offset by benefits from restructuring actions that we initiated following the Broadcom Merger. Share-based compensation expense was higher in the three fiscal quarters ended July 30, 2017 due to equity awards granted to employees acquired in the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $30 million, or 13%, for the fiscal quarter ended July 30, 2017, compared to the fiscal quarter ended July 31, 2016. Selling, general and administrative expense as a percentage of net revenue was 3% for the fiscal quarter ended July 30, 2017 compared to 6% for the fiscal quarter ended July 31, 2016. These decreases reflected benefits from restructuring actions that we initiated following the Broadcom Merger.
Selling, general and administrative expense increased $23 million, or 4%, for the three fiscal quarters ended July 30, 2017, compared to the three fiscal quarters ended July 31, 2016. This increase was primarily due to three quarters of expense resulting from the Broadcom Merger compared to two quarters in the prior year period and higher share-based compensation expense, partially offset by benefits from restructuring actions that we initiated following the Broadcom Merger. Share-based compensation was higher in the three fiscal quarters ended July 30, 2017 due to equity awards granted to employees acquired in the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses was $441 million and $1,323 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively, compared to $728 million and $1,517 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. Amortization of acquisition-related intangible assets, for each period, primarily consisted of amortization of the intangible assets acquired in the Broadcom Merger. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of any further acquisitions, particularly the pending Brocade Acquisition.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses, primarily related to employee termination costs, were $33 million and $106 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively, compared to $274 million and $592 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. The decrease was mainly due to a decrease in restructuring activities resulting from the Broadcom Merger as these activities were substantially completed. We expect to incur additional restructuring charges in future periods as a result of any further acquisitions, particularly the pending Brocade Acquisition.
Segment Operating Results
The following table sets forth operating income (loss) by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income (Loss)	July 30, 2017	July 31, 2016	$ Change	% Change	July 30, 2017	July 31, 2016	$ Change	% Change
	(In millions, except for percentages)
Wired infrastructure	$1,015	$846	$169	20%	$2,885	$1,800	$1,085	60%
Wireless communications	492	308	184	60%	1,333	754	579	77%
Enterprise storage	417	223	194	87%	1,174	749	425	57%
Industrial & other	131	102	29	28%	301	256	45	18%
Unallocated expenses	(1,407)	(1,743)	336	(19)%	(4,065)	(4,349)	284	(7)%
Total operating income (loss)	$648	$(264)	$912	345%	$1,628	$(790)	$2,418	306%

Fiscal quarter ended July 30, 2017 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased primarily due to an increase in revenue from our set-top box products, networking standard and ASIC products, and optical products. Operating income from our wireless communications segment increased primarily due to higher revenue largely resulting from an increase in our wireless content in handsets and improved gross margin. Operating income from our enterprise storage segment increased due to an increase in revenue from our HDD, custom SSD controller, and server storage connectivity products. Operating income from our industrial & other segment increased primarily due to an increase in revenue from our licensing of IP and our optocoupler products as a result of an increase in demand for these products. In addition to the factors noted above, our operating income benefited from the result of restructuring actions that we initiated following the Broadcom Merger.
Three fiscal quarters ended July 30, 2017 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased primarily due to full period revenue from acquired BRCM products and an increase in revenue from our ASIC products. Operating income from our wireless communications segment increased primarily due to full period revenue from acquired BRCM products and the increase in revenue primarily due to an increase in our wireless content in handsets. Operating income from our enterprise storage segment increased due to an increase in revenue from our HDD, custom SSD controller, and server storage connectivity products. Operating income from our industrial & other segment increased primarily due to an increase in revenue from our optocoupler products as a result of an increase in demand for these products. In addition to the factors noted above, our operating income benefited from the result of restructuring actions that we initiated following the Broadcom Merger.
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 19% and 7% in the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively, compared with the corresponding prior year periods, primarily due to reductions in purchase accounting effect on inventory and restructuring, impairment and disposal charges. These reductions were partially offset by increases in amortization of acquisition-related intangible assets. Additionally, share-based compensation expense was higher in fiscal year 2017 due to equity awards granted to employees acquired in the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Non-Operating Income and Expenses
Interest expense. Interest expense was $112 million and $335 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively, and $139 million and $479 million, for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. The interest expense for three fiscal quarters ended July 31, 2016 was higher than the three fiscal quarters ended July 30, 2017 primarily due to one-time debt-related expenses associated with the financing of the Broadcom Merger.
Loss on extinguishment of debt. Loss on extinguishment of debt was $159 million for the three fiscal quarters ended July 30, 2017, and $21 million and $74 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. We issued the Senior Notes to repay all of the term loans outstanding under the 2016 Credit Agreement. As a result, during the three fiscal quarters ended July 30, 2017, we wrote-off $159 million of debt issuance costs. During the three fiscal quarters ended July 31, 2016, we made prepayments on our term loan borrowings outstanding at the time and recorded $74 million of loss on extinguishment of debt due to those prepayments.
Other income, net. Other income, net includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income, net was $12 million and $46 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively, and $4 million and $1 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively. Other income, net for the three fiscal quarters ended July 30, 2017 primarily included a gain on disposal of assets and interest income.
Provision for (benefit from) income taxes. For the fiscal quarter and three fiscal quarters ended July 30, 2017, we had a provision for income taxes of $39 million and a benefit from income taxes of $54 million, respectively, compared to benefits from income taxes of $117 million and $199 million for the fiscal quarter and three fiscal quarters ended July 31, 2016, respectively.
The provision for income taxes for the fiscal quarter ended July 30, 2017 was primarily due to profits from continuing operations and a discrete expense of $76 million resulting from entity reorganizations, partially offset by recognition of $56 million of excess tax benefits from share-based awards that vested or were exercised during the period and the recognition of previously unrecognized tax benefits.
The benefit from income taxes for the three fiscal quarters ended July 30, 2017 was primarily due to the recognition of $237 million of excess tax benefits from share-based awards that vested or were exercised during the period and the recognition of previously unrecognized tax benefits, partially offset by a discrete expense of $76 million resulting from entity reorganizations and profits from continuing operations.

The benefit from income taxes in the 2016 fiscal periods was primarily due to losses from continuing operations, partially offset by discrete expenses. Discrete expense of $93 million related to the undistributed earnings of foreign operations that were previously considered indefinitely reinvested was recognized in the three fiscal quarters ended July 31, 2016.
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
Our primary sources of liquidity as of July 30, 2017 consisted of: (i) $5,449 million in cash, cash equivalents and short-term investments, (ii) cash we expect to generate from operations and (iii) our outstanding revolving credit facility of up to $500 million aggregate principal amount, or the 2016 Revolving Credit Facility, which is committed until February 1, 2021, and substantially all of which was available to be drawn as of July 30, 2017. In addition, we may also generate cash from the sale of assets from time to time.
During the fiscal quarter ended July 30, 2017, we entered into a trade accounts receivable factoring facility with a third-party financial institution to sell certain of our trade accounts receivable from customers on a non-recourse basis, up to $100 million. Total trade accounts receivable sold under the factoring agreement were $78 million during the fiscal quarter ended July 30, 2017.
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
We believe that our cash and cash equivalents on hand, short-term investments and cash flows from operations, combined with current borrowing availability under the 2016 Revolving Credit Facility, as well as committed debt funding related to the pending Brocade Acquisition, will provide sufficient liquidity, after giving effect to the pending Brocade Acquisition, to operate our business and fund our current and assumed obligations for at least the next 12 months.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transactions, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings under our 2016 Credit Agreement, or otherwise, to fund such transactions. We could also reduce certain expenditures such as payment of our cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including the Senior Notes, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, or otherwise increase our outstanding indebtedness, for reasons other than those specified above.
Summary and Highlights
Our cash and cash equivalents increased by $2,152 million to $5,249 million at July 30, 2017 from $3,097 million at October 30, 2016. The increase was largely due to $4,592 million in net cash provided by operating activities, $13,550 million of gross proceeds from the issuance of the Senior Notes and $191 million from the issuance of ordinary shares upon exercises of share options and purchase rights under Broadcom’s employee share purchase plan, partially offset by the repayment of $13,668 million, in aggregate principal amount, of our term loan borrowings under the 2016 Credit Agreement, an aggregate of $1,306 million in dividend payments by Broadcom and cash distributions by the Partnership, $836 million in capital expenditures, $200 million in purchases of investments and $127 million payment of debt issuance costs related to the Senior Notes.
As a result of an amendment to the 2016 Credit Agreement, which became effective upon the issuance of the Senior Notes, amounts borrowed under the 2016 Credit Agreement, including under the 2016 Revolving Credit Facility, ceased to be collateralized and are now only guaranteed by Broadcom, the Partnership, and BC Luxembourg S.à r.l., an indirect subsidiary of Broadcom.
Dividends/Distributions
The following table summarizes dividends paid by Broadcom for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Cash dividends paid per ordinary share	$1.02	$0.50	$3.06	$1.43
Cash dividends paid to ordinary shareholders	$415	$199	$1,237	$514
The following table summarizes distributions by the Partnership for the periods presented (in millions, except per Partnership REU):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Cash distributions paid to General Partner	$415	$199	$1,237	$392
Cash distributions paid per Partnership REU	$1.02	$0.50	$3.06	$0.99
Cash distributions paid to Limited Partners	$23	$12	$69	$23
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Fiscal Quarters Ended
	July 30, 2017	July 31, 2016
	(In millions)
Net cash provided by operating activities	$4,592	$2,059
Net cash used in investing activities	(1,070)	(9,866)
Net cash provided by (used in) financing activities	(1,370)	7,946
Net change in cash and cash equivalents	$2,152	$139

Operating Activities
Cash provided by operating activities represents net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The $2,533 million increase in cash provided by operations during the three fiscal quarters ended July 30, 2017, compared to the three fiscal quarters ended July 31, 2016, was due to the impact of net income and adjustments to net income for non-cash items, offset by changes in assets and liabilities. The adjustments to net income for non-cash items were higher, compared to the three fiscal quarters ended July 31, 2016, primarily due to increased depreciation and amortization, changes in deferred taxes and other non-cash taxes, increased share-based compensation due to the full year-to-date impact of the Broadcom Merger in fiscal year 2017 and an increase in the non-cash portion of the debt extinguishment loss resulting from the repayment of our term loans outstanding under our 2016 Credit Agreement, partially offset by a decrease in non-cash restructuring, impairment and disposal charges.
Investing Activities
Cash used in investing activities consisted primarily of cash used for acquisitions, capital expenditures and investments, offset by proceeds from divestitures. The change in investing cash flows for the three fiscal quarters ended July 30, 2017 compared to the three fiscal quarters ended July 31, 2016 primarily related to a $10,015 million decrease in acquisitions of businesses, a $688 million decrease in proceeds received from sales of businesses, a $306 million increase in purchases of property, plant and equipment and a $142 million increase in purchases of investments.
Financing Activities
Broadcom
Cash provided by (used in) financing activities consisted primarily of the proceeds received from the issuance and sale of the Senior Notes, proceeds and repayment of term loan borrowings, payment of assumed debt, dividend payments by Broadcom, cash distributions by the Partnership, the issuance of ordinary shares pursuant to our employee equity incentive plans and payments of debt issuance costs. The change in financing cash flows for the three fiscal quarters ended July 30, 2017 compared to the three fiscal quarters ended July 31, 2016 was primarily due to the decrease of $8,424 million in net proceeds and payments related to our long-term debt and a $769 million increase in dividend and distribution payments.
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

Indebtedness
See “Note 6. Borrowings” included in Part I, Item 1 of this Form 10-Q.
Contractual Commitments
See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at July 30, 2017 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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

Item 4. Controls and Procedures
Broadcom Limited
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2017. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of July 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Broadcom Cayman L.P.
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom as authorized representatives in its capacity as the General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures as of July 30, 2017. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, the management of Broadcom, as General Partner, including the CEO and CFO concluded that, as of July 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are dependent on a small number of direct customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the three fiscal quarters ended July 30, 2017, our top 10 direct customers, which included five distributors, collectively accounted for 55% of our net revenue, of which direct sales to Foxconn accounted for 14%. We also believe our aggregate sales to Apple, Inc. when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for nearly 20% of our net revenue for the fiscal quarter ended July 30, 2017 and more than 15% of our net revenue for the three fiscal quarters ended July 30, 2017. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products and, should we fail to comply with such terms, might also result in substantial liability that could harm our business, financial condition and results of operations.
Moreover, the terms and conditions under which we do business with most of our customers generally do not include commitments by those customers to purchase any specific quantities of products from us. Even in those instances where we enter into an arrangement under which a customer agrees to source an agreed portion of its product needs from us (provided that we are able to meet specified development, supply and quality commitments), the arrangement often includes pricing schedules or methodologies that apply regardless of volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or the level of profitability we expect under such arrangements. If we do not perform under these arrangements, we could also be liable for significant monetary damages. In addition, we are selling an increasing amount of our products through an increasingly limited number of distributors, which increases our customer concentration risk and magnifies the related credit risks.
The loss of, or any substantial reduction in sales to, any of our major direct or end-customers could have a material adverse effect on our business, financial condition and results of operations and cash flows.
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
We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our contract manufacturers, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our contract manufacturers have no obligation to provide us with any specified minimum quantities of product. Further, from time to time our contract manufacturers will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production, at acceptable yields, with a new contract manufacturer is typically lengthy, there is often no readily available alternative source for the wafers or other contract manufacturing services we require. In addition, qualifying such manufacturers is often expensive, and they may not produce as cost-effectively as our current suppliers, which would reduce our margins. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately three-quarters of the wafers manufactured by our contract manufacturers during the three fiscal quarters ended July 30, 2017. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
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
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the three fiscal quarters ended July 30, 2017, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
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
Any acquisitions we may undertake, including the pending Brocade Acquisition, involve risks and uncertainties. For example, regulatory approvals required in connection with an acquisition, such as those from the Federal Trade Commission or the Committee on Foreign Investment in the United States, may take longer than anticipated to obtain, may not be obtained at all or may contain materially burdensome conditions. If any conditions or changes to the structure of an acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of such acquisition or reducing our anticipated benefits of the transaction. If we agree to any material conditions in order to obtain any such approvals or if we fail to comply with any such conditions, our business and results of operations may be adversely affected. If we fail to complete an acquisition our share price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may have incurred significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and negatively impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: minimizing the disruption of our business, diversion of management’s attention from daily operations and integrating the personnel of acquired businesses; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls over the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances and cultural differences, lack of experience operating in the geographic markets or industry sectors of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
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
From time to time, we may also seek to divest or wind down portions of our business, both acquired or otherwise, that are not strategically important, such as the portions of the Brocade business that we do not intend to retain, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its acquired Ruckus Wireless business. The disposition of the Brocade IP Networking business or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Although we have entered into agreements with third parties to sell portions of the Brocade IP Networking business, including the Ruckus Wireless and ICX Switching businesses, and the data center portion of Brocade’s IP Networking business following the completion of the Brocade Acquisition, there can be no assurance that these or other dispositions will occur in a timely manner, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such dispositions. For example, in connection with such dispositions, we often enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to assert our IP rights against such third-party purchasers.
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
To ensure availability of our products, particularly for our largest customers, we typically start manufacturing our relevant products based on our customers’ forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or which may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.

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
We operate in a limited number of markets. If demand in these markets declines or grows at a significantly slower pace than expected, our results may be adversely affected. The success of our wired infrastructure segment is primarily dependent on information technology, or IT, and data center spending, which can vary dramatically from quarter to quarter, consumer demand for traditional pay-TV services, capital expenditures on the installation of broadband capacity and our ability to transition our products to increasingly smaller line width geometries. Our wireless communications segment is primarily dependent on the mobile handset market, which is characterized by intense competition, rapidly evolving technologies and changing consumer preferences, and our success is dependent on the overall demand for mobile handsets and macroeconomic conditions in general, as well as the relative success of the mobile handsets into which our products are incorporated.
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
We sell many of our products through distributors who maintain their own inventory of our products for sale to dealers and end-customers. Sales to distributors accounted for 29% of our net revenue in the three fiscal quarters ended July 30, 2017. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. These programs may require us to deploy a substantial amount of cash to fund them. As of July 30, 2017, we had an aggregate of approximately $145 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows.
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

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	fluctuations in currency exchange rates;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials and components from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal manufacturing facilities for products utilizing our innovative materials and proprietary processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Our Fort Collins and Breinigsville facilities are the sole sources for the film bulk acoustic resonator components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our contract manufacturers and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in China, India, Israel, Malaysia, Singapore, South Korea, Taiwan, Fort Collins, Colorado, San Jose, California, Southern California and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
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
We must maintain appropriate capacity at our own manufacturing facilities to meet anticipated customer demand for our proprietary products. From time to time, this requires us to invest in expansion or improvements of those facilities, which often involves substantial cost and other risks, such as delays in completion. Such expanded manufacturing capacity may still be insufficient, or may not come online soon enough, to meet customer demand and we may have to put customers on product allocation, forego sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs at these facilities, all of which could adversely affect our results of operations.
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
In addition, we are subject to, and are under, tax audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. The ultimate result of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in Singapore and in jurisdictions outside Singapore could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform taxation of international business activities. Corporate tax reform and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny. For example, many countries (including Singapore) are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. In addition, in the United States the current administration has indicated that it proposes to make substantial changes to corporate taxation in that country, which may include changes to taxation of the repatriation of non-U.S. income and border adjustment taxes. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

Due to the large scale of our international business activities any substantial changes in international corporate tax policies or legislative initiatives may materially and adversely affect our business, our reputation, the amount of taxes we are required to pay and our financial condition and results of operations generally.
We may be involved in legal proceedings, including IP, anti-trust and securities litigation, and governmental investigations, which could divert efforts of management and result in significant expense and loss of our IP rights.
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-trust and commercial matters, merger related suits, putative securities class action suits and other actions. Some of these actions may seek injunctive relief, including injunctions or exclusion orders against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. From time to time, we may also be involved or required to participate in governmental investigations. Litigation or settlement of such actions, regardless of their merit, or involvement in governmental investigations can be complex, can extend for a protracted period of time, may divert the efforts and attention of our management and technical personnel, is frequently costly and the related expenditures unpredictable. An unfavorable resolution of a governmental investigation may include, among others, fines or other orders to pay money, and/or the issuance of orders to cease certain conduct and/or modify our business practices.
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
A majority of our products are produced and sourced in Asia, including China, India, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, and we sell our products throughout the world. In addition, as of July 30, 2017, approximately 39% of our employees are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, and many of our products are regulated or sold into regulated industries, such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently, have generally become more stringent over time and may intensify under the current U.S. administration. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations.
In addition, the manufacture and distribution of our semiconductors must comply with various laws and adapt to changes in regulatory requirements as they occur. For example, if a country in which our products are manufactured or sold sets technical standards that are not widely shared, it may require us to stop distributing our products commercially until they comply with such new standards, lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with these requirements, we could also be required to pay civil penalties or face criminal prosecution. In addition, it is expected that the current U.S. administration’s trade policy will promote U.S. manufacturing and manufacturers. It is unclear what effect this will have on us as a multinational company that conducts business world-wide, or on our suppliers, customers, contract manufacturers and OEMs.
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
The Internal Revenue Service may not agree that Broadcom Limited should be treated as a foreign corporation for U.S. federal income tax purposes.
A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because Broadcom is a Singapore entity, it would generally be classified as a foreign corporation (and, therefore, not a U.S. tax resident) under these rules. Even so, the Internal Revenue Service, or IRS, may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code.
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
If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), several limitations could apply to BRCM. For example, BRCM would be prohibited from using its net operating losses, foreign tax credits or other tax attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following the Broadcom Merger or any income received or accrued during such period by reason of a license of any property by BRCM to a foreign related person. In addition, the IRS has announced that it will promulgate new rules, which, in that situation, may limit the ability to restructure the non-U.S. members of the BRCM tax group or access cash earned in its non-U.S. subsidiaries. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain BRCM “disqualified individuals” (including former officers and directors of BRCM) at a rate equal to 15%, but only if a gain is otherwise recognized by BRCM shareholders as a result of the Broadcom Transaction.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our indebtedness.
As of July 30, 2017, our total consolidated indebtedness was $13,689 million and we had approximately $500 million of available borrowing capacity under the 2016 Revolving Credit Facility. These amounts do not reflect any debt financing that we expect to incur in order to allow us to consummate the Brocade Acquisition. Subject to restrictions in the 2016 Credit Agreement and in the indenture governing our Senior Notes, or the Indenture, we have the ability to incur a significant amount of additional indebtedness in the future, in addition to any financing needed for the Brocade Acquisition.
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
Broadcom’s corporate affairs are governed by its Constitution and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our Board under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our Board than they would as shareholders of a corporation incorporated in the United States.
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
As of June 30, 2017, we believe that our two largest shareholders, Capital World Investors and Capital Research Global Investors, hold approximately 18% of Broadcom outstanding ordinary shares in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, any such sales of our ordinary shares by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
Date: September 7, 2017

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

4.2
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited(“Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l.(the “Guarantors”) and Wilmington Trust, National Association, as trustee.
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
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

10.1+	Performance Share Unit Award Agreement, dated June 15, 2017, between the Company and Hock E. Tan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	June 19, 12017

31.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
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