Form 10-Q
period 2018-02-04
Broadcom Ltd; Broadcom Cayman L.P.
filed 2018-03-15
CIK 1649338, 1649345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 4, 2018
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
Broadcom Limited: YES ☐ NO ☑ Broadcom Cayman L.P. : YES ☐ NO ☑
As of March 2, 2018, Broadcom Limited had 410,736,181 of its ordinary shares, no par value per share, outstanding.
As of March 2, 2018, Broadcom Cayman L.P. had 390,952,394 common partnership units outstanding (all of which are owned by Broadcom Limited) and 22,090,052 exchangeable limited partnership units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the fiscal quarter ended February 4, 2018 of Broadcom Limited and Broadcom Cayman L.P. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries.
As of February 4, 2018, Broadcom Limited owned approximately 95% of the Partnership (represented by common partnership units, or Common Units) and is the sole general partner of the Partnership, or the General Partner. The balance of the partnership units represents exchangeable limited partnership units, or LP Units, the holders of which are referred to as the Limited Partners. As the General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the amended and restated exempted limited partnership agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
Shareholders’ equity, partners’ capital and the Limited Partners’ noncontrolling interest in Broadcom are the primary areas of difference between the unaudited condensed consolidated financial statements of Broadcom and those of the Partnership. The Partnership’s capital consists of Common Units owned by Broadcom and LP units owned by the Limited Partners. The LP Units are accounted for in partners’ capital in the Partnership’s financial statements and as noncontrolling interest in shareholders’ equity in Broadcom’s financial statements.
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
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 4, 2018

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM LIMITED AND BROADCOM CAYMAN L.P.

BROADCOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	February 4, 2018	October 29, 2017

	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,076	$11,204
Trade accounts receivable, net	2,459	2,448
Inventory	1,291	1,447
Other current assets	394	724
Total current assets	11,220	15,823
Long-term assets:
Property, plant and equipment, net	2,747	2,599
Goodwill	26,899	24,706
Intangible assets, net	13,171	10,832
Other long-term assets	507	458
Total assets	$54,544	$54,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$816	$1,105
Employee compensation and benefits	333	626
Current portion of long-term debt	117	117
Other current liabilities	704	681
Total current liabilities	1,970	2,529
Long-term liabilities:
Long-term debt	17,475	17,431
Other long-term liabilities	6,018	11,272
Total liabilities	25,463	31,232
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 409,983,907 shares and 408,732,155 shares issued and outstanding on February 4, 2018 and October 29, 2017, respectively	20,851	20,505
Non-economic voting preference shares, no par value; 22,107,689 shares and 22,145,603 shares issued and outstanding on February 4, 2018 and October 29, 2017, respectively	—	—
Retained earnings (accumulated deficit)	5,132	(129)
Accumulated other comprehensive loss	(82)	(91)
Total Broadcom Limited shareholders’ equity	25,901	20,285
Noncontrolling interest	3,180	2,901
Total shareholders’ equity	29,081	23,186
Total liabilities and shareholders’ equity	$54,544	$54,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions, except per share data)
Net revenue	$5,327	$4,139
Cost of products sold:
Cost of products sold	1,899	1,573
Purchase accounting effect on inventory	70	—
Amortization of acquisition-related intangible assets	715	559
Restructuring charges	15	6
Total cost of products sold	2,699	2,138
Gross margin	2,628	2,001
Research and development	925	808
Selling, general and administrative	291	201
Amortization of acquisition-related intangible assets	339	440
Restructuring, impairment and disposal charges	130	46
Total operating expenses	1,685	1,495
Operating income	943	506
Interest expense	(183)	(111)
Loss on extinguishment of debt	—	(159)
Other income, net	35	31
Income from continuing operations before income taxes	795	267
Provision for (benefit from) income taxes	(5,786)	10
Income from continuing operations	6,581	257
Loss from discontinued operations, net of income taxes	(15)	(5)
Net income	6,566	252
Net income attributable to noncontrolling interest	336	13
Net income attributable to ordinary shares	$6,230	$239

Basic income (loss) per share attributable to ordinary shares:
Income per share from continuing operations	$15.23	$0.61
Loss per share from discontinued operations	(0.03)	(0.01)
Net income per share	$15.20	$0.60

Diluted income (loss) per share attributable to ordinary shares:
Income per share from continuing operations	$14.66	$0.58
Loss per share from discontinued operations	(0.04)	(0.01)
Net income per share	$14.62	$0.57

Weighted-average shares:
Basic	410	399
Diluted	426	439

Cash dividends declared and paid per share	$1.75	$1.02
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Net income	$6,566	$252
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	9	—
Other comprehensive income	9	—
Comprehensive income	6,575	252
Comprehensive income attributable to noncontrolling interest	336	13
Comprehensive income attributable to ordinary shares	$6,239	$239
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Cash flows from operating activities:
Net income	$6,566	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,184	1,114
Share-based compensation	299	202
Deferred taxes and other non-cash taxes	(5,832)	(25)
Non-cash portion of debt extinguishment loss	—	159
Non-cash restructuring, impairment and disposal charges	5	17
Amortization of debt issuance costs and accretion of debt discount	6	8
Other	3	(18)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	199	234
Inventory	250	65
Accounts payable	(403)	(137)
Employee compensation and benefits	(376)	(181)
Contributions to defined benefit pension plans	(129)	(6)
Other current assets and current liabilities	284	(237)
Other long-term assets and long-term liabilities	(371)	(94)
Net cash provided by operating activities	1,685	1,353
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,786)	—
Proceeds from sales of businesses	782	10
Purchases of property, plant and equipment	(220)	(325)
Proceeds from disposals of properly, plant and equipment	237	—
Purchases of investments	(244)	—
Other	4	(4)
Net cash used in investing activities	(4,227)	(319)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	13,446
Repayment of debt	(856)	(13,668)
Payment of debt issuance costs	—	(3)
Dividend and distribution payments	(755)	(431)
Issuance of ordinary shares	34	61
Payment of capital lease obligations	(6)	—
Other	(3)	—
Net cash used in financing activities	(1,586)	(595)
Net change in cash and cash equivalents	(4,128)	439
Cash and cash equivalents at the beginning of period	11,204	3,097
Cash and cash equivalents at end of period	$7,076	$3,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	February 4, 2018	October 29, 2017

	(In millions, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,886	$11,017
Trade accounts receivable, net	2,459	2,448
Inventory	1,291	1,447
Other current assets	481	808
Total current assets	11,117	15,720
Long-term assets:
Property, plant and equipment, net	2,747	2,599
Goodwill	26,899	24,706
Intangible assets, net	13,171	10,832
Other long-term assets	507	458
Total assets	$54,441	$54,315
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$816	$1,105
Employee compensation and benefits	333	626
Current portion of long-term debt	117	117
Other current liabilities	704	681
Total current liabilities	1,970	2,529
Long-term liabilities:
Long-term debt	17,475	17,431
Other long-term liabilities	6,018	11,272
Total liabilities	25,463	31,232
Commitments and contingencies (Note 12)
Partners’ capital:
Common partnership units; 390,934,757 units and 390,896,843 units issued and outstanding on February 4, 2018 and October 29, 2017, respectively	25,880	20,273
Exchangeable limited partnership units; 22,107,689 units and 22,145,603 units issued and outstanding on February 4, 2018 and October 29, 2017, respectively	3,180	2,901
Accumulated other comprehensive loss	(82)	(91)
Total partners’ capital	28,978	23,083
Total liabilities and partners’ capital	$54,441	$54,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions, except per unit data)
Net revenue	$5,327	$4,139
Cost of products sold:
Cost of products sold	1,899	1,573
Purchase accounting effect on inventory	70	—
Amortization of acquisition-related intangible assets	715	559
Restructuring charges	15	6
Total cost of products sold	2,699	2,138
Gross margin	2,628	2,001
Research and development	925	808
Selling, general and administrative	291	201
Amortization of acquisition-related intangible assets	339	440
Restructuring, impairment and disposal charges	130	46
Total operating expenses	1,685	1,495
Operating income	943	506
Interest expense	(183)	(111)
Loss on extinguishment of debt	—	(159)
Other income, net	35	31
Income from continuing operations before income taxes	795	267
Provision for (benefit from) income taxes	(5,786)	10
Income from continuing operations	6,581	257
Loss from discontinued operations, net of income taxes	(15)	(5)
Net income	$6,566	$252

General Partner's interest in net income	$6,230	$239
Limited Partners' interest in net income	$336	$13

Cash distributions paid per exchangeable limited partnership unit	$1.75	$1.02
Cash distributions paid to General Partner	$717	$408
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Net income	$6,566	$252
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	9	—
Other comprehensive income	9	—
Comprehensive income	$6,575	$252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Cash flows from operating activities:
Net income	$6,566	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,184	1,114
Share-based compensation	299	202
Deferred taxes and other non-cash taxes	(5,832)	(25)
Non-cash portion of debt extinguishment loss	—	159
Non-cash restructuring, impairment and disposal charges	5	17
Amortization of debt issuance costs and accretion of debt discount	6	8
Other	3	(18)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	199	234
Inventory	250	65
Accounts payable	(403)	(137)
Employee compensation and benefits	(376)	(181)
Contributions to defined benefit pension plans	(129)	(6)
Other current assets and current liabilities	284	(237)
Other long-term assets and long-term liabilities	(371)	(94)
Net cash provided by operating activities	1,685	1,353
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,786)	—
Proceeds from sales of businesses	782	10
Purchases of property, plant and equipment	(220)	(325)
Proceeds from disposals of property, plant and equipment	237	—
Purchases of investments	(244)	—
Other	4	(4)
Net cash used in investing activities	(4,227)	(319)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	13,446
Repayment of debt	(856)	(13,668)
Payment of debt issuance costs	—	(3)
Distributions paid to unit holders	(755)	(431)
Capital transactions with General Partner	31	(29)
Payment of capital lease obligations	(6)	—
Other	(3)	—
Net cash used in financing activities	(1,589)	(685)
Net change in cash and cash equivalents	(4,131)	349
Cash and cash equivalents at the beginning of period	11,017	3,044
Cash and cash equivalents at end of period	$6,886	$3,393
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
Broadcom is organized under the laws of the Republic of Singapore. Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands. Broadcom is the Partnership’s sole General Partner and owns a majority interest (by vote and value) in the Partnership represented by common partnership units, or Common Units. The balance of the partnership units represents exchangeable limited partnership units, or LP Units, the holders of which are referred to as the Limited Partners. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership’s Amended and Restated Exempted Limited Partnership Agreement, or Partnership Agreement, as amended from time to time, and applicable laws.
We have initiated the process to change the ultimate parent company of Broadcom to a Delaware corporation, or the Redomiciliation, through a statutory procedure known as a scheme of arrangement under Singapore law, or the Scheme of Arrangement, to be implemented pursuant to the implementation agreement between us and a newly established Delaware corporation (also named Broadcom Limited and referred to herein as Broadcom-Delaware). The Scheme of Arrangement is subject to the approval of the High Court of the Republic of Singapore and our shareholders. In connection with the Redomiciliation, we intend to execute an amendment to the Partnership Agreement pursuant to which all outstanding LP Units will be mandatorily exchanged for shares of common stock of Broadcom-Delaware on a one-for-one basis. See Note 8. “Partners’ Capital” for more information.
The condensed consolidated financial statements and accompanying notes are being presented in a combined report being filed by two separate registrants: Broadcom and the Partnership. The differences in the condensed consolidated financial statements relate to the noncontrolling interest which represents the outstanding LP Units and transactions between Broadcom and the Partnership, which we account for as capital transactions. Refer to Note 7. “Shareholders’ Equity” and Note 8. “Partners’ Capital” for additional information.
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending November 4, 2018, or fiscal year 2018, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2018 ended on February 4, 2018, the second quarter ends on May 6, 2018 and the third quarter ends on August 5, 2018. Our fiscal year ended October 29, 2017, or fiscal year 2017, was a 52-week fiscal year.
On November 17, 2017, we acquired Brocade Communications Systems, Inc., or Brocade. The unaudited condensed consolidated financial statements include the results of operations of Brocade commencing as of the acquisition date. See Note 2. “Acquisitions” for additional information.
The accompanying condensed consolidated financial statements of Broadcom and the Partnership include the accounts of Broadcom and the Partnership, respectively, and their subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 29, 2017 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in Broadcom’s Annual Report on Form 10-K for fiscal year 2017, or 2017 Annual Report on Form 10-K, as filed with the

Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. All intercompany transactions and balances have been eliminated in consolidation.
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
The operating results for the fiscal quarter ended February 4, 2018 are not necessarily indicative of the results that may be expected for fiscal year 2018, or for any other future period.
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
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2018, we early adopted an accounting standards update issued by the Financial Accounting Standards Board, or FASB, in October 2016 related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. The standard requires a modified-retrospective transition method by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. The adoption of this guidance resulted in a decrease in current and long-term prepaid tax expense of $67 million and $199 million, respectively, an increase of $252 million to our accumulated deficit and a decrease of $14 million to our non-controlling interest.
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
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard creates a single source of revenue guidance under GAAP, eliminating industry-specific guidance. The underlying principle of the standard is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. An entity should apply a five-step approach for recognizing revenue as follows: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The standard also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.
The standard allows two methods of adoption: (i) retrospectively to each prior period presented (“full retrospective method”), or (ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). We plan to adopt the new standard using the modified retrospective method at the beginning of the first quarter of fiscal year 2019. We have established a cross-functional team to assess the potential impact of the new revenue standard and are on schedule in establishing new accounting policies, processes, and internal controls necessary to support the requirements of the new standard. While we are still finalizing our analysis to quantify the adoption impact of the provisions of the new standard, the exact impact of the new standard will be dependent on facts and circumstances at adoption and could vary from quarter to quarter.

2. Acquisitions
Acquisition of Brocade
On November 17, 2017, or the Brocade Acquisition Date, we acquired Brocade, or the Brocade Merger. Brocade was a supplier of networking hardware, software and services, including Fibre Channel Storage Area Network, or FC SAN, solutions and Internet Protocol Networking, or IP Networking, solutions. We acquired Brocade to enhance our position as a provider of enterprise storage connectivity solutions, broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers. We financed the Brocade Merger with a portion of the net proceeds from the issuance of the 2017 Senior Notes, as defined and discussed in further detail in Note 6. “Borrowings,” as well as cash on hand.
Purchase Consideration

(In millions)
Cash paid for outstanding Brocade common stock	$5,298
Cash paid by Broadcom to retire Brocade’s term loan	701
Cash paid for Brocade equity awards	31
Fair value of partially vested assumed equity awards	8
Total purchase consideration	6,038
Less: cash acquired	1,250
Total purchase consideration, net of cash acquired	$4,788
We assumed all unvested Brocade stock options, restricted stock units, or RSUs, and performance stock units, or PSUs, held by continuing employees. The portion of the fair value of partially vested equity awards associated with prior service of Brocade employees represents a component of the total consideration as presented above. All vested in-the-money Brocade stock options, after giving effect to any acceleration, were cashed out upon the completion of the Brocade Merger. RSUs and PSUs were valued based on Broadcom’s ordinary share price as of the Brocade Acquisition Date.
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair value of tax related items, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the Brocade Acquisition Date). Any such revisions or changes may be material.
The following table presents our preliminary allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Current assets	$1,295
Goodwill	2,180
Intangible assets	3,396
Other long-term assets	83
Total assets acquired	6,954
Current portion of long-term debt	(856)
Other current liabilities	(366)
Long-term debt	(38)
Other long-term liabilities	(906)
Total liabilities assumed	(2,166)
Fair value of net assets acquired	$4,788
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Brocade business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Brocade Merger. Goodwill is not expected to be deductible for tax purposes.
Current assets included assets held-for-sale related to Brocade’s IP Networking business, which was not aligned with our strategic objectives and was sold during our fiscal quarter ended February 4, 2018. The sale of Brocade’s IP Networking business is discussed further in Note 3. “Supplemental Financial Information.” Current assets also included assets held-for-sale for Brocade’s headquarters, which was sold for $224 million during the first quarter of fiscal year 2018, with no resulting gain or loss. We leased back a portion of the campus at market rental rates for six months.
Our results of continuing operations for the fiscal quarter ended February 4, 2018 included $328 million of net revenue attributable to Brocade. It is impracticable to determine the effect on net income attributable to Brocade as we have integrated a substantial portion of Brocade into our ongoing operations. Transaction costs of $21 million related to the Brocade Merger were included in selling, general and administrative expense for the fiscal quarter ended February 4, 2018.
Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$2,925	10
Customer contracts and related relationships	255	11
Trade name and other	61	6
Total identified finite-lived intangible assets	3,241
In-process research and development	155	N/A
Total identified intangible assets	$3,396
Developed technology relates to products for FC SAN applications. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Brocade. Customer contracts and related relationships were valued using the distributor method and the with-and-without-method under the income approach. The distributor method determines the fair value by measuring the economic profits generated by an intermediary, which in our case represents OEM customers. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. In both instances, the economic useful life was determined based on historical customer turnover rates.
Trade name relates to the “Brocade” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This valuation method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.
The fair value of in-process research and development, or IPR&D, was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Brocade Acquisition Date. The following table summarizes the details of IPR&D by category as of the Brocade Acquisition Date:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
Directors	$64	72%	$45	2018
Switches	$50	81%	$21	2018
Embedded	$31	74%	$22	2018
Networking software	$10	73%	$27	2018
The discount rate of 11% was applied to the projected cash flows to reflect the risk related to these IPR&D projects. The discount rate represents a premium of 1% over the weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall businesses.

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Brocade had been acquired as of the beginning of fiscal year 2017. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the purchase accounting effect on inventory acquired, restructuring charges related to the acquisition and transaction costs. For fiscal year 2017, non-recurring pro forma adjustments directly attributable to the Brocade Merger included (i) the purchase accounting effect of inventory acquired of $70 million and (ii) acquisition costs of $69 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2017 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Pro forma net revenue	$5,447	$4,639
Pro forma net income attributable to ordinary shares	$6,333	$134
3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,782 million and $6,002 million of time deposits as of February 4, 2018 and October 29, 2017, respectively. As of February 4, 2018 and October 29, 2017, cash equivalents also included $200 million and $401 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
Inventory

	February 4, 2018	October 29, 2017

	(In millions)
Finished goods	$590	$562
Work-in-process	583	696
Raw materials	118	189
Total inventory	$1,291	$1,447
Accrued Rebate Activity

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Beginning balance	$124	$317
Charged as a reduction of revenue	39	64
Reversal of unclaimed rebates	(4)	(19)
Payments	(80)	(126)
Ending balance	$79	$236

Other Long-Term Liabilities

	February 4, 2018	October 29, 2017

	(In millions)
Deferred tax liabilities (a)	$1,243	$10,019
Unrecognized tax benefits (a) (b)	4,212	1,011
Other	563	242
Total other long-term liabilities	$6,018	$11,272
________________________________
(a) Refer to Note 9. “Income Taxes” for additional information regarding these balances.
(b) Includes accrued interest and penalties.
Discontinued Operations
On December 1, 2017, we sold Brocade’s IP Networking business to ARRIS International plc, or ARRIS, for cash consideration of $800 million, adjusted for closing working capital balances. In connection with this sale, we indemnified ARRIS for $116 million of potential income tax liabilities. We are providing transitional services as short-term assistance to ARRIS in assuming the operations of the purchased business. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
The following table summarizes the selected financial information of discontinued operations:

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Net revenue	$18	$2
Loss from discontinued operations	$(15)	$(5)
Supplemental Cash Flow Information

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Cash paid for interest	$232	$102
Cash paid for income taxes	$109	$97
At February 4, 2018 and October 29, 2017, we had $112 million and $122 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable and other current liabilities.
4. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total

	(In millions)
Balance as of October 29, 2017	$17,622	$5,945	$995	$144	$24,706
Brocade Merger	70	—	2,110	—	2,180
Other acquisition	13	—	—	—	13
Balance as of February 4, 2018	$17,705	$5,945	$3,105	$144	$26,899
During the fiscal quarter ended February 4, 2018, we made one immaterial acquisition in addition to the Brocade Merger.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of February 4, 2018:
Purchased technology	$15,554	$(4,533)	$11,021
Customer contracts and related relationships	1,792	(716)	1,076
Trade names	578	(130)	448
Other	146	(36)	110
Intangible assets subject to amortization	18,070	(5,415)	12,655
IPR&D	516	—	516
Total	$18,586	$(5,415)	$13,171

As of October 29, 2017:
Purchased technology	$12,724	$(4,265)	$8,459
Customer contracts and related relationships	4,240	(3,100)	1,140
Trade names	528	(117)	411
Other	135	(25)	110
Intangible assets subject to amortization	17,627	(7,507)	10,120
IPR&D	712	—	712
Total	$18,339	$(7,507)	$10,832
Based on the amount of intangible assets subject to amortization at February 4, 2018, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2018 (remainder)	$2,492
2019	2,846
2020	2,390
2021	1,893
2022	1,389
Thereafter	1,645
Total	$12,655
The weighted-average amortization periods remaining by intangible asset category were as follows:

Amortizable intangible assets:	February 4, 2018
(In years)
Purchased technology	6
Customer contracts and related relationships	6
Trade names	12
Other	10
5. Net Income Per Share
Broadcom
Basic net income per share is computed by dividing net income attributable to ordinary shares by the weighted-average number of Broadcom ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to ordinary shares and, if the LP Units are dilutive, net income attributable to noncontrolling interest by the weighted-average number of Broadcom ordinary shares and potentially dilutive shares outstanding during the period.

Diluted shares outstanding include the dilutive effect of in-the-money share options, RSUs and employee share purchase plan rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards). Diluted shares outstanding also included Broadcom ordinary shares issuable upon exchange of the LP Units (refer to Note 8. “Partners’ Capital” for additional information) for the fiscal quarter ended January 29, 2017.
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
The dilutive effect of the LP Units was calculated using the if-converted method. The if-converted method assumes that the LP Units were converted at the beginning of the reporting period.
Diluted net income per share for the fiscal quarter ended February 4, 2018 excluded the potentially dilutive effect of the exchange of LP Units for 22 million ordinary shares as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

Numerator - Basic:	(In millions, except per share data)
Income from continuing operations	$6,581	$257
Less: Income from continuing operations attributable to noncontrolling interest	337	13
Income from continuing operations attributable to ordinary shares	6,244	244

Loss from discontinued operations, net of income taxes	(15)	(5)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	(1)	—
Loss from discontinued operations, net of income taxes, attributable to ordinary shares	(14)	(5)

Net income attributable to ordinary shares	$6,230	$239

Numerator - Diluted:
Income from continuing operations	$6,244	$257
Loss from discontinued operations, net of income taxes	(14)	(5)
Net income	$6,230	$252

Denominator:
Weighted-average ordinary shares outstanding - basic	410	399
Dilutive effect of equity awards	16	17
Exchange of noncontrolling interest for ordinary shares	—	23
Weighted-average ordinary shares outstanding - diluted	426	439

Basic income per share attributable to ordinary shares:
Income per share from continuing operations	$15.23	$0.61
Loss per share from discontinued operations	(0.03)	(0.01)
Net income per share	$15.20	$0.60

Diluted income per share attributable to ordinary shares:
Income per share from continuing operations	$14.66	$0.58
Loss per share from discontinued operations	(0.04)	(0.01)
Net income per share	$14.62	$0.57
The Partnership
Income per unit for the Partnership is not required to be presented as its Common Units and LP Units are not publicly traded.

6. Borrowings

	As of February 4, 2018:		As of October 29, 2017:
	Effective Interest Rate	Aggregate Principal Amount	Effective Interest Rate	Aggregate Principal Amount

	(In millions, except for percentages)
2017 Senior Notes
Fixed rate 2.375% notes due January 2020	2.615%	$2,750	2.615%	$2,750
Fixed rate 2.200% notes due January 2021	2.406%	750	2.406%	750
Fixed rate 3.000% notes due January 2022	3.214%	3,500	3.214%	3,500
Fixed rate 2.650% notes due January 2023	2.781%	1,000	2.781%	1,000
Fixed rate 3.625% notes due January 2024	3.744%	2,500	3.744%	2,500
Fixed rate 3.125% notes due January 2025	3.234%	1,000	3.234%	1,000
Fixed rate 3.875% notes due January 2027	4.018%	4,800	4.018%	4,800
Fixed rate 3.500% notes due January 2028	3.596%	1,250	3.596%	1,250
		17,550		17,550
Assumed Senior Notes
Fixed rate 2.70% notes due November 2018	2.70%	117	2.70%	117
Fixed rate 2.50% - 4.50% notes due August 2022 - August 2034	2.50% - 4.50%	22	2.50% - 4.50%	22
		139		139
Brocade Convertible Notes
Fixed rate 1.375% convertible notes due January 2020	0.628%	38		—
Total principal amount outstanding		17,727		17,689
Less: Unaccreted discount and unamortized debt issuance costs		(135)		(141)
Total carrying value of debt		$17,592		$17,548
Senior Notes and Assumed Senior Notes
In fiscal year 2017, we completed the issuance and sale of senior unsecured notes, or the 2017 Senior Notes, in an aggregate principal amount of $17,550 million. Our 2017 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom and the Partnership, or Parent Guarantor, collectively the Guarantors, subject to certain release conditions described in the indentures governing the 2017 Senior Notes, or the 2017 Indentures. Each series of 2017 Senior Notes pays interest semi-annually in cash in arrears on January 15 and July 15 of each year.
We may redeem all or a portion of our 2017 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the 2017 Indentures. In the event of a change of control triggering event, holders of our 2017 Senior Notes will have the right to require us to purchase for cash all or a portion of their 2017 Senior Notes at a redemption price of 101% of the aggregate principal amount of such 2017 Senior Notes plus accrued and unpaid interest. The 2017 Indentures also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and consummate certain sale and leaseback transactions, and the ability of Broadcom Corporation, or BRCM, and Broadcom Cayman Finance Limited, or the Subsidiary Issuers, and the Guarantors, to merge, consolidate or sell all or substantially all of their assets.
In connection with the issuance of the 2017 Senior Notes, we entered into registration rights agreements, pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange, or the Exchange Offer, each series of 2017 Senior Notes for notes that are registered with the SEC, or the Registered Notes, with substantially identical terms. On January 9, 2018, we launched the Exchange Offer and on February 21, 2018, substantially all of the 2017 Senior Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
We were in compliance with all of the covenants related to the 2017 Senior Notes and senior unsecured notes assumed in the connection with acquisition of BRCM, or the Assumed Senior Notes, as of February 4, 2018.

Acquired Brocade Debt
As a result of the Brocade Merger, we assumed $575 million in aggregate principal amount of Brocade’s 1.375% convertible senior unsecured notes due 2020, or the Brocade Convertible Notes. The Brocade Merger was a “fundamental change” as well as a “make-whole fundamental change” as defined under the terms of the indenture governing the Brocade Convertible Notes. Accordingly, the holders of the Brocade Convertible Notes received the right to require us to repurchase their notes for cash. In the first quarter of fiscal year 2018, we repurchased $537 million in aggregate principal amount for $548 million at a conversion rate of $1,018 for each $1,000 of principal surrendered for conversion. As of February 4, 2018, the outstanding principal amount of the Brocade Convertible Notes was $38 million. The remaining outstanding Brocade Convertible Notes are convertible into cash at a conversion rate of $812 for each $1,000 of principal. We were in compliance with all of the covenants related to the Brocade Convertible Notes as of February 4, 2018.
We also assumed $300 million in aggregate principal amount of Brocade’s 4.625% senior unsecured notes due 2023. On January 16, 2018, we called and redeemed all of these outstanding notes for a total payment of $308 million, including the redemption price.
Fair Value of Debt
As of February 4, 2018, the estimated aggregate fair value of the 2017 Senior Notes, the Assumed Senior Notes and the Brocade Convertible Notes was $17,183 million and was primarily classified as Level 2 as we used quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding 2017 Senior Notes, Assumed Senior Notes and Brocade Convertible Notes as of February 4, 2018 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2018 (remainder)	$117
2019	—
2020	2,788
2021	750
2022	3,509
Thereafter	10,563
Total	$17,727
7. Shareholders’ Equity
Noncontrolling Interest
The Limited Partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units as of both February 4, 2018 and October 29, 2017.
Broadcom adjusts the net income in its condensed consolidated statements of operations to exclude the noncontrolling interest’s proportionate share of the results. In addition, Broadcom presents the proportionate share of equity attributable to the noncontrolling interest as a separate component of shareholders’ equity.
On January 30, 2017, Broadcom registered 23 million ordinary shares to allow for Limited Partners to exchange their LP Units pursuant to the Partnership Agreement. Effective February 1, 2017, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, Limited Partners have the right to require the Partnership to repurchase some or all of such Limited Partner’s LP Units for consideration, as determined by Broadcom in its sole discretion, of either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each LP Unit submitted for repurchase.
During the fiscal quarter ended February 4, 2018, in accordance with the terms of the Partnership Agreement, the Partnership exchanged LP Units, pursuant to exchange notices, for the same number of newly issued Broadcom ordinary shares valued at $5 million. The exchanges represented increases in our ownership interest in the Partnership and were accounted for as equity transactions, with no gain or loss recorded in Broadcom’s condensed consolidated statements of operations. Pursuant to the terms of the Partnership Agreement, upon the exchange of LP Units, each such LP Unit was cancelled and the Partnership issued the same number of Common Units to the General Partner concurrently with the exchange.

Dividends

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions, except per share data)
Cash dividends paid per ordinary share	$1.75	$1.02
Cash dividends paid to ordinary shareholders	$717	$408
Share-Based Compensation Expense

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Cost of products sold	$20	$14
Research and development	203	141
Selling, general and administrative	76	46
Total share-based compensation expense (a)	$299	$201
________________________________
(a) Does not include $1 million of share-based compensation expense related to discontinued operations recognized during the fiscal quarter ended January 29, 2017.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding		Weighted- Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 29, 2017	18		$163.42
Granted	1		$235.77
Vested	—	*	$131.14
Forfeited	—	*	$141.36
Balance as of February 4, 2018	19		$170.59
________________________________
* Represents less than 0.5 million shares.
The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended February 4, 2018 was $121 million. Total unrecognized compensation cost related to unvested RSUs as of February 4, 2018 was $2,190 million, which is expected to be recognized over the remaining weighted-average service period of 2.9 years.

A summary of time- and market-based share option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of October 29, 2017	10		$49.54
Exercised	—	*	$44.75		$163
Cancelled	—	*	$78.66
Balance as of February 4, 2018	10		$49.88	2.62	$1,786
Fully vested as of February 4, 2018	9		$47.79	2.56	$1,651
Fully vested and expected to vest as of February 4, 2018	10		$49.88	2.62	$1,786
________________________________
* Represents less than 0.5 million shares.
The total unrecognized compensation cost related to unvested share options as of February 4, 2018 was $8 million, which is expected to be recognized over the remaining weighted-average service period of 0.5 years.
8. Partners’ Capital
Effective February 1, 2017, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, Limited Partners have the right to require the Partnership to repurchase some or all of such Limited Partner’s LP Units for consideration, as determined by Broadcom in its sole discretion, of either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each LP Unit submitted for repurchase.
During the fiscal quarter ended February 4, 2018, in accordance with the terms of the Partnership Agreement, the Partnership exchanged LP Units, pursuant to exchange notices for the same number of newly issued Broadcom ordinary shares valued at $5 million. The issuances of shares were accounted for as a capital contribution by Broadcom to the Partnership. The exchanges of LP Units were recorded as increases to the Common Units balance and reductions to the LP Units balance within partners' capital of the Partnership’s condensed consolidated balance sheet. Pursuant to the terms of the Partnership Agreement, upon the exchange of LP Units, each such LP Unit was cancelled and the Partnership issued the same number of Common Units to the General Partner concurrently with the exchange.
In connection with the Redomiciliation, we intend to execute an amendment, or the Mandatory Exchange Amendment, to the Partnership Agreement, pursuant to which, immediately prior to the completion of the Scheme of Arrangement, all outstanding LP Units, other than any LP Units held by us and our subsidiaries, will be mandatorily exchanged for shares of common stock of Broadcom-Delaware on a one-for-one basis. As a result, all Limited Partners will become common stockholders of Broadcom-Delaware. In addition, all related outstanding non-economic voting preference shares in the capital of Broadcom will be automatically redeemed upon the exchange of the LP Units in accordance with the Mandatory Exchange Amendment.
The Mandatory Exchange Amendment is subject to the approval of the Limited Partners in accordance with the terms of the Partnership Agreement. The Scheme of Arrangement is not conditioned on the approval of the Mandatory Exchange Amendment and therefore the Redomiciliation will occur whether or not the Mandatory Exchange Amendment has been executed. If the Scheme of Arrangement occurs without the Mandatory Exchange Amendment having been approved and executed, LP Units of the Partnership will remain outstanding and will thereafter be exchangeable for cash or shares of common stock of Broadcom-Delaware in accordance with the terms of the Partnership Agreement, and the holders of LP Units will continue to have the right to vote alongside the common stockholders of Broadcom-Delaware in accordance with the terms of the Voting Trust Agreement, dated February 1, 2016, by and among Broadcom, the Partnership and Computershare Trust Company, N.A., as the registered shareholder of all of the outstanding non-economic voting preference shares and as trustee thereunder.
Share-Based Compensation Expense
Share-based incentive awards are provided to employees and Broadcom’s non-employee directors under the terms of various Broadcom equity incentive plans. Refer to Note 7. “Shareholders’ Equity” for further details.

Capital Transactions with General Partner

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Capital transactions made by General Partner to Partnership	$42	$61
Distributions

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions, except per LP Unit)
Cash distributions paid to General Partner	$717	$408
Cash distributions paid per LP Unit	$1.75	$1.02
Cash distributions paid to Limited Partners	$38	$23
9. Income Taxes
For the fiscal quarter ended February 4, 2018, our income tax benefit was $5,786 million compared to a provision for income taxes of $10 million for the fiscal quarter ended January 29, 2017. The income tax benefit was principally a result of provisional income tax benefits realized from the enactment of the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act, on December 22, 2017, and took into account the net deferred tax liabilities established in connection with the Brocade Merger.
The 2017 Tax Reform Act makes significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax, or the Transition Tax, on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations as of December 31, 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act.
Based on our understanding and interpretation of the 2017 Tax Reform Act and available guidance, including SAB 118, we recorded a total provisional benefit of $5,810 million, which we believe was a reasonable estimate as of February 4, 2018. The provisional benefit includes $88 million related to the remeasurement of certain deferred tax assets and liabilities, which was based on the tax rates at which they are expected to be reversed in the future as a result of the 2017 Tax Reform Act. The provisional benefit also includes $5,722 million related to the Transition Tax, which was primarily due to a reduction of $10,392 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,547 million of federal provisional long-term Transition Tax payable and $2,179 million of unrecognized federal tax benefits related to the Transition Tax. The long-term Transition Tax payable was reduced by the utilization of tax attributes and prepaid taxes, and is payable over eight years. The utilization of tax attributes also increased unrecognized tax benefits with the use of reserved attributes. Additional work is necessary to complete a more detailed analysis of historical foreign earnings, as well as potential correlative adjustments. Any subsequent adjustment to these amounts, which must be completed within 12 months of the enactment of the 2017 Tax Reform Act, will be recorded as an adjustment to provision for (benefit from) income taxes in the period in which the analysis is complete.
In connection with the Brocade Merger, we established $845 million of net deferred tax liabilities on the excess of book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that have not been indefinitely reinvested, partially offset by acquired tax attributes. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
The provision for income taxes for the fiscal quarter ended January 29, 2017 was primarily due to an increase in tax provision caused by a change in the jurisdictional mix of income from continuing operations before income taxes partially offset by a discrete benefit from the recognition of $42 million of excess tax benefits on share-based awards that were vested and/or exercised during the fiscal quarter ended January 29, 2017.

Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,564 million and $2,256 million as of February 4, 2018 and October 29, 2017, respectively. Gross unrecognized tax benefits increased by $2,308 million compared to the balance as of October 29, 2017, primarily due to the recognition of uncertain tax positions related to the Transition Tax and to a lesser extent, the Brocade Merger, which were initially estimated as of the Brocade Acquisition Date. We continue to reevaluate these items with any adjustments to our preliminary estimates recognized, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of February 4, 2018 and October 29, 2017, the combined amount of cumulative accrued interest and penalties was approximately $150 million and $132 million, respectively.
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of February 4, 2018 and October 29, 2017, approximately $4,714 million and $2,388 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to Singapore income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside Singapore for fiscal years 2010 and later. It is possible that our existing unrecognized tax benefits may change by up to $250 million as a result of lapses of statutes of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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
In the first quarter of fiscal year 2018, we completed the Brocade Merger. The operating results are reported primarily within the enterprise storage segment. See Note 2. “Acquisitions" for additional information.
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating results and does not evaluate our segments using discrete asset information. Operating results by segment include items that are directly attributable to each segment. Operating results by segment also include shared expenses such as global operations, including manufacturing support, logistics and quality control, in addition to expenses associated with selling, general and administrative activities for the business, which are allocated primarily based on revenue, while facilities expenses are primarily allocated based on site-specific headcount.
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

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Net revenue:
Wireless communications	$2,210	$1,175
Wired infrastructure	1,875	2,084
Enterprise storage	991	707
Industrial & other	251	173
Total net revenue	$5,327	$4,139

Operating income:
Wireless communications	$1,059	$427
Wired infrastructure	787	933
Enterprise storage	579	375
Industrial & other	142	61
Unallocated expenses	(1,624)	(1,290)
Total operating income	$943	$506
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. One direct customer accounted for 19% and 17% of our net accounts receivable balance at February 4, 2018 and October 29, 2017, respectively. During the fiscal quarters ended February 4, 2018 and January 29, 2017, one direct customer represented 18% and 15% of our net revenue, respectively. The majority of the revenue from this customer was included in our wireless communications and wired infrastructure segments. This customer is a contract manufacturer for a number of OEMs.
11. Related Party Transactions
During the fiscal quarters ended February 4, 2018 and January 29, 2017, in the ordinary course of business, we purchased from, or sold to, entities of which one of our directors also serves or served as a director, or entities that are otherwise affiliated with one of our directors.

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Total net revenue	$182	$77
Total costs and expenses, including inventory purchases	$36	$19

	February 4, 2018	October 29, 2017

	(In millions)
Total receivables	$109	$31
Total payables	$16	$12

12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of February 4, 2018 that materially changed from the end of fiscal year 2017:

		Fiscal Year
	Total	2018 (remainder)	2019	2020	2021	2022	Thereafter

	(In millions)
Debt principal, interest and fees	$21,373	$432	$566	$3,321	$1,242	$3,940	$11,872
Purchase commitments	$996	$908	$69	$18	$1	$—	$—
Debt Principal, Interest and Fees. Represents principal and interest on borrowings under the 2017 Senior Notes, the Assumed Senior Notes, and the Brocade Convertible Notes.
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at February 4, 2018, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $4,212 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of February 4, 2018 have been excluded from the contractual obligations table above.
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
Lawsuits Relating to the Acquisition of Brocade Communications Systems, Inc.
On December 13, 2016, December 15, 2016, December 21, 2016, January 5, 2017 and January 18, 2017, six putative class action complaints were filed in the United States District Court for the Northern District of California, or the U.S. Northern District Court, captioned Steinberg v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7081-EMC, Gross v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7173-EJD, Jha v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7270-HRL, Bragan v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-JSD, Chuakay v. Brocade Communications Systems, Inc., et al., No. 3:17-cv-0058-PJH, and Mathew v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-HSG, respectively. The Steinberg, Bragan and Mathew complaints name as defendants Brocade, the members of Brocade’s board of directors, Broadcom, BRCM, and Bobcat Merger Sub, Inc. The Gross, Jha and Chuakay complaints name as defendants Brocade and the members of Brocade’s board of directors. All of the complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The complaints allege, among other things, that the board of directors of Brocade failed to provide material information and/or omitted material information from the Preliminary Proxy Statement filed with the SEC on December 6, 2016 by Brocade. The complaints seek to enjoin the closing of the transaction between Brocade and Broadcom, as well as certain other equitable and declaratory relief and attorneys’ fees and costs. On January 10, 2017, January 27, 2017 and

February 15, 2017, the U.S. Northern District Court granted motions to relate the cases, all of which are now related to the Steinberg action and before the Honorable Judge Edward Chen. On January 11, 2017, Plaintiff Jha filed a motion for a preliminary injunction, which was subsequently withdrawn on January 18, 2017. On February 6, 2017, Plaintiff Gross voluntarily dismissed the Gross action without prejudice, which was ordered by the U.S. Northern District Court on February 15, 2017. On April 14, 2017, the U.S. Northern District Court granted the Motion for Consolidation, Appointment as Lead Plaintiff and Approval of Lead Plaintiff’s Selection of Counsel filed by Plaintiff Giulio D. Cessario, a plaintiff in the Steinberg action, which consolidated these actions under the caption In re Brocade Communications Systems, Inc. Securities Litigation, Case No. 3:16-cv-07081-EMC. On December 29, 2017, Lead Plaintiff voluntarily dismissed the consolidated action without prejudice and withdrew as Lead Plaintiff. On February 16, 2018, Plaintiffs Gross, Chuakay and Jha filed a joint motion for an award of attorneys’ fees. On March 2, 2018, defendants filed a joint opposition to the motion for attorneys’ fees. The hearing on Plaintiffs Gross, Chuakay and Jha’s motion is set for April 5, 2018.
Lawsuits Relating to Tessera, Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corp., an affiliate of Tessera, or Invensas or collectively, the Complainants, filed a complaint to institute an investigation with the U.S. International Trade Commission, or the ITC. The Complainants allege infringement by Broadcom and our subsidiaries, BRCM, Avago Technologies Limited, or Avago, and Avago Technologies U.S. Inc., or Avago U.S., or collectively, the Respondents, of three patents relating to semiconductor packaging and semiconductor manufacturing technology. The downstream respondents, which are customers of the Respondents, are Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC, or collectively, the Downstream Respondents. On July 20, 2016, the ITC instituted the investigation, or the ITC Investigation. Complainants sought the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation and (2) a permanent cease and desist order prohibiting the Respondents and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation.
On May 23, 2016, Tessera and Invensas filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00379, alleging infringement of the three patents subject to the ITC Investigation. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Tessera and Tessera Advanced Technologies, Inc. filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00380, alleging infringement of four patents relating to semiconductor packaging and circuit technologies. On June 19, 2016, the complaint was amended to add three more patents relating to semiconductor packaging technologies for a total of seven patents in this matter. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Invensas filed a Writ of Summons against Broadcom, BRCM, Broadcom Netherlands B.V. and Broadcom Communications Netherlands B.V. in the Hague District Court in the Netherlands, Case No. L1422381, alleging infringement of a single European patent that is a foreign counterpart to one of the patents subject to the ITC Investigation, or the European Patent. The named defendants also included distributors EBV Elektronik GmbH, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. The requested relief included a cease-and-desist order and damages in an unspecified amount.
On May 23, 2016, Invensas also filed a complaint against each of (i) Broadcom Germany GmbH and Broadcom‘s German distributors, Case No. 7 O 97/16, and (ii) Broadcom and BRCM, Case No. 7 O 98/16, in the Mannheim District Court in Germany, alleging infringement of the European Patent. The requested relief included damages in an unspecified amount and an injunction preventing the sale of the accused products.
On November 7, 2016, Invensas filed a complaint against Avago, Avago U.S., Emulex Corporation, or Emulex, LSI Corporation and PLX Technology, Inc., a subsidiary of Broadcom, or PLX, in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01033, alleging infringement of two of the patents subject to the ITC Investigation. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.

On November 7, 2016, Tessera and Invensas filed a complaint against Avago, Avago U.S., and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01034, alleging infringement of two patents relating to semiconductor packaging technology. On January 31, 2017, Tessera and Invensas amended the complaint in this matter and added three additional patents related to semiconductor packaging technology, which were also at issue in case No. 1-16-cv-00379 pending in Delaware. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On December 18, 2017, Broadcom and its subsidiaries entered into comprehensive settlement agreements and a patent license agreement with Tessera and its affiliates resolving all outstanding litigation. Pursuant to the agreements between the parties, the ITC investigation was terminated, and all of the other litigations were dismissed.
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
On August 17, 2016, the five remaining PLX director-defendants and Deutsche Bank Securities entered into a stipulation of partial settlement to resolve claims against all of the former PLX directors and Deutsche Bank Securities asserted in the Delaware class action. The partial settlement also provides for a release of all potential claims against AT Wireless, Pluto Merger Sub, Inc., Avago and PLX. Defendant Potomac Capital Partners II, L.P. is not a party to the settlement. This partial settlement was approved by the Delaware Court of Chancery on December 20, 2016.
The Delaware class litigation is on-going and is scheduled for trial on April 10, 2018. On November 9, 2016, the sole remaining defendant, Potomac Capital Partners II, L.P., filed cross-claims against the named individual director defendants and Deutsche Bank Securities for contribution. Under various contracts and statutes, PLX may owe indemnification to each of these parties. The cross-claims are now barred according to the terms of the approved partial settlement, although Potomac Capital Partners II, L.P. might be entitled to an offset (based on contributory fault) of any damages it might owe to the class.
Other Matters
In addition to the matters discussed above, we are currently engaged in a number of legal actions in the ordinary course of our business.
Contingency Assessment
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
During the periods presented, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
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

13. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized in continuing operations, primarily operating expenses:

•
During the fiscal quarter ended February 4, 2018, we began the implementation of cost reduction activities associated with the Brocade Merger and recorded a charge of $108 million in continuing operations, primarily related to employee termination costs. Approximately 950 employees have been terminated from our workforce across all business and functional areas on a global basis as a result of the Brocade Merger.

•
In connection with the acquisition of BRCM in the second quarter of fiscal year 2016, or the Broadcom Merger, we began the implementation of cost reduction activities associated with the Broadcom Merger. Restructuring costs recorded in continuing operations were $31 million and $42 million for the fiscal quarters ended February 4, 2018, and January 29, 2017, respectively. Restructuring costs in continuing operations primarily related to lease and other exit costs for the fiscal quarter ended February 4, 2018 and employee termination costs for the fiscal quarter ended January 29, 2017.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of October 29, 2017	$28	$17	$45
Restructuring charges (a)	102	38	140
Utilization	(72)	(19)	(91)
Balance as of February 4, 2018 (b)	$58	$36	$94
_________________________________
(a) Included $1 million of restructuring expense related to discontinued operations recognized during the fiscal quarter ended February 4, 2018, which was included in loss from discontinued operations in our condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid by the second quarter of fiscal year 2018. The leases and other exit costs balance represents lease obligations that are expected to be paid over their remaining terms through fiscal year 2025.
Impairment and Disposal Charges
During the fiscal quarter ended February 4, 2018, we recorded impairment and disposal charges of $6 million primarily related to impairments of leasehold improvements. During the fiscal quarter ended January 29, 2017, we recorded impairment and disposal charges of $10 million primarily related to impairment charges in our wired infrastructure segment for an IPR&D project that was abandoned as a result of the integration of BRCM.
14. Condensed Consolidating Financial Information
In connection with the Exchange Offer, Broadcom is required to provide certain financial information regarding the Subsidiary Issuers, the Parent Guarantor and our other subsidiaries, collectively, the Non-Guarantor Subsidiaries. The following information sets forth the condensed consolidating financial information as of February 4, 2018 and October 29, 2017 and for the fiscal quarters ended February 4, 2018 and January 29, 2017 for the Parent Guarantor, Subsidiary Issuers, and Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Subsidiary Issuers and Non-Guarantor Subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Issuers would not provide additional material information that would be useful in assessing their financial composition.
For more information regarding the 2017 Senior Notes, see Note 6. “Borrowings”.

	Condensed Consolidating Balance Sheet
	February 4, 2018
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$30	$4,508	$2,348	$—	$6,886
Trade accounts receivable, net	—	—	2,459	—	2,459
Inventory	—	—	1,291	—	1,291
Intercompany receivable	20	1,369	1,475	(2,864)	—
Intercompany loan receivable	—	1,831	12,145	(13,976)	—
Other current assets	89	115	277	—	481
Total current assets	139	7,823	19,995	(16,840)	11,117
Long-term assets:
Property, plant and equipment, net	—	222	2,525	—	2,747
Goodwill	—	1,360	25,539	—	26,899
Intangible assets, net	—	—	13,171	—	13,171
Investment in subsidiaries	29,038	43,814	57,460	(130,312)	—
Intercompany loan receivable, long-term	—	41,485	915	(42,400)	—
Other long-term assets	—	29	478	—	507
Total assets	$29,177	$94,733	$120,083	$(189,552)	$54,441
LIABILITIES AND PARTNERS’ CAPITAL/SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3	$49	$764	$—	$816
Employee compensation and benefits	—	84	249	—	333
Current portion of long-term debt	—	117	—	—	117
Intercompany payable	175	1,325	1,364	(2,864)	—
Intercompany loan payable	21	12,124	1,831	(13,976)	—
Other current liabilities	—	551	153	—	704
Total current liabilities	199	14,250	4,361	(16,840)	1,970
Long-term liabilities:
Long-term debt	—	17,437	38	—	17,475
Deferred tax liabilities	—	782	461	—	1,243
Intercompany loan payable, long-term	—	915	41,485	(42,400)	—
Unrecognized tax benefits	—	3,480	732	—	4,212
Other long-term liabilities	—	406	157	—	563
Total liabilities	199	37,270	47,234	(59,240)	25,463
Total partners’ capital/shareholders’ equity	28,978	57,463	72,849	(130,312)	28,978
Total liabilities and partners' capital/shareholders' equity	$29,177	$94,733	$120,083	$(189,552)	$54,441

	Condensed Consolidating Balance Sheet
	October 29, 2017
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$7,555	$3,455	$—	$11,017
Trade accounts receivable, net	—	—	2,448	—	2,448
Inventory	—	—	1,447	—	1,447
Intercompany receivable	33	279	309	(621)	—
Intercompany loan receivable	28	1,891	8,849	(10,768)	—
Other current assets	84	350	374	—	808
Total current assets	152	10,075	16,882	(11,389)	15,720
Long-term assets:
Property, plant and equipment, net	—	207	2,392	—	2,599
Goodwill	—	1,360	23,346	—	24,706
Intangible assets, net	—	—	10,832	—	10,832
Investment in subsidiaries	23,112	28,049	43,450	(94,611)	—
Intercompany loan receivable, long-term	—	41,547	—	(41,547)	—
Other long-term assets	—	213	245	—	458
Total assets	$23,264	$81,451	$97,147	$(147,547)	$54,315
LIABILITIES AND PARTNERS’ CAPITAL/SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7	$72	$1,026	$—	$1,105
Employee compensation and benefits	—	274	352	—	626
Current portion of long-term debt	—	117	—	—	117
Intercompany payable	124	186	311	(621)	—
Intercompany loan payable	50	8,799	1,919	(10,768)	—
Other current liabilities	—	254	427	—	681
Total current liabilities	181	9,702	4,035	(11,389)	2,529
Long-term liabilities:
Long-term debt	—	17,431	—	—	17,431
Deferred tax liabilities	—	10,293	(274)	—	10,019
Intercompany loan payable, long-term	—	—	41,547	(41,547)	—
Unrecognized tax benefits	—	497	514	—	1,011
Other long-term liabilities	—	76	166	—	242
Total liabilities	181	37,999	45,988	(52,936)	31,232
Total partners’ capital/shareholders’ equity	23,083	43,452	51,159	(94,611)	23,083
Total liabilities and partners' capital/shareholders' equity	$23,264	$81,451	$97,147	$(147,547)	$54,315

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	February 4, 2018
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$5,327	$—	$5,327
Intercompany revenue	—	584	—	(584)	—
Total revenue	—	584	5,327	(584)	5,327
Cost of products sold:
Cost of products sold	—	32	1,867	—	1,899
Intercompany cost of products sold	—	—	34	(34)	—
Purchase accounting effect on inventory	—	—	70	—	70
Amortization of acquisition-related intangible assets	—	—	715	—	715
Restructuring charges	—	2	13	—	15
Total cost of products sold	—	34	2,699	(34)	2,699
Gross margin	—	550	2,628	(550)	2,628
Research and development	—	406	519	—	925
Intercompany operating expense	—	—	550	(550)	—
Selling, general and administrative	34	85	172	—	291
Amortization of acquisition-related intangible assets	—	—	339	—	339
Restructuring, impairment and disposal charges	—	33	97	—	130
Total operating expenses	34	524	1,677	(550)	1,685
Operating income (loss)	(34)	26	951	—	943
Interest expense	—	(181)	(2)	—	(183)
Intercompany interest expense	—	(59)	(574)	633	—
Other income, net	1	19	15	—	35
Intercompany interest income	—	574	59	(633)	—
Intercompany other income (expense), net	179	(57)	(122)	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	146	322	327	—	795
Benefit from income taxes	—	(5,460)	(326)	—	(5,786)
Income from continuing operations before earnings in subsidiaries	146	5,782	653	—	6,581
Earnings in subsidiaries	6,420	5,823	11,605	(23,848)	—
Income from continuing operations and earnings in subsidiaries	6,566	11,605	12,258	(23,848)	6,581
Loss from discontinued operations, net of income taxes	—	—	(15)	—	(15)
Net income	$6,566	$11,605	$12,243	$(23,848)	$6,566

Net income	$6,566	$11,605	$12,243	$(23,848)	$6,566
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	—	9	—	—	9
Other comprehensive income	—	9	—	—	9
Comprehensive income	$6,566	$11,614	$12,243	$(23,848)	$6,575

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	January 29, 2017
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$73	$4,066	$—	$4,139
Intercompany revenue	—	381	(3)	(378)	—
Total revenue	—	454	4,063	(378)	4,139
Cost of products sold:
Cost of products sold	—	45	1,528	—	1,573
Intercompany cost of products sold	—	(12)	59	(47)	—
Amortization of acquisition-related intangible assets	—	7	552	—	559
Restructuring charges	—	3	3	—	6
Total cost of products sold	—	43	2,142	(47)	2,138
Gross margin	—	411	1,921	(331)	2,001
Research and development	—	367	441	—	808
Intercompany operating expense	—	(80)	411	(331)	—
Selling, general and administrative	7	94	100	—	201
Amortization of acquisition-related intangible assets	—	7	433	—	440
Restructuring, impairment and disposal charges	—	15	31	—	46
Total operating expenses	7	403	1,416	(331)	1,495
Operating income (loss)	(7)	8	505	—	506
Interest expense	—	(51)	(60)	—	(111)
Intercompany interest expense	(1)	(74)	(4)	79	—
Loss on extinguishment of debt	—	(52)	(107)	—	(159)
Other income (expense), net	—	(2)	33	—	31
Intercompany interest income	1	4	74	(79)	—
Intercompany other income (expense), net	201	(66)	(135)	—	—
Income (loss) from continuing operations before income taxes	194	(233)	306	—	267
Provision for (benefit from) income taxes	—	30	(20)	—	10
Income (loss) from continuing operations, before earnings in subsidiaries	194	(263)	326	—	257
Earnings in (loss from) subsidiaries	58	(231)	(503)	676	—
Income (loss) from continuing operations and earnings in (loss from) subsidiaries	252	(494)	(177)	676	257
Income (loss) from discontinued operations, net of income taxes	—	(10)	5	—	(5)
Net income (loss)	$252	$(504)	$(172)	$676	$252

Comprehensive income (loss)	$252	$(504)	$(172)	$676	$252

	Condensed Consolidating Statements of Cash Flows
	Fiscal Quarter Ended
	February 4, 2018
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$6,566	$11,605	$12,243	$(23,848)	$6,566
Adjustments to reconcile net income to net cash provided by operating activities	(6,574)	(11,948)	(10,207)	23,848	(4,881)
Net cash provided by (used in) operating activities	(8)	(343)	2,036	—	1,685
Cash flows from investing activities:
Intercompany contributions paid	—	(9,099)	(2,900)	11,999	—
Distributions received from subsidiaries	755	—	755	(1,510)	—
Net change in intercompany loans	28	93	(4,213)	4,092	—
Acquisitions of businesses, net of cash acquired	—	—	(4,786)	—	(4,786)
Proceeds from sales of businesses	—	—	782	—	782
Purchases of property, plant and equipment	—	(65)	(155)	—	(220)
Proceeds from disposals of property, plant and equipment	—	2	235	—	237
Purchases of investments	—	(50)	(194)	—	(244)
Other	—	—	4	—	4
Net cash provided by (used in) investing activities	783	(9,119)	(10,472)	14,581	(4,227)
Cash flows from financing activities:
Intercompany contributions received	—	2,900	9,099	(11,999)	—
Distributions paid to unit holders	(755)	(755)	(755)	1,510	(755)
Net intercompany borrowings	(28)	4,270	(150)	(4,092)	—
Repayment of debt	—	—	(856)	—	(856)
Capital transactions with General Partner	31	—	—	—	31
Payment of capital lease obligations	—	—	(6)	—	(6)
Other	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	(752)	6,415	7,329	(14,581)	(1,589)
Net change in cash and cash equivalents	23	(3,047)	(1,107)	—	(4,131)
Cash and cash equivalents at the beginning of period	7	7,555	3,455	—	11,017
Cash and cash equivalents at end of period	$30	$4,508	$2,348	$—	$6,886

	Condensed Consolidating Statements of Cash Flows
	Fiscal Quarter Ended
	January 29, 2017
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income (loss)	$252	$(504)	$(172)	$676	$252
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(225)	279	1,723	(676)	1,101
Net cash provided by (used in) operating activities	27	(225)	1,551	—	1,353
Cash flows from investing activities:
Net change in intercompany loans	410	171	7,693	(8,274)	—
Proceeds from sale of business	—	—	10	—	10
Purchases of property, plant and equipment	—	(162)	(163)	—	(325)
Other	—	—	(4)	—	(4)
Net cash provided by (used in) investing activities	410	9	7,536	(8,274)	(319)
Cash flows from financing activities:
Distributions paid to unit holders	(431)	—	—	—	(431)
Net intercompany borrowings	30	(6,867)	(1,437)	8,274	—
Proceeds from issuance of long-term debt	—	13,446	—	—	13,446
Repayment of debt	—	(5,704)	(7,964)	—	(13,668)
Payment of debt issuance costs	—	(3)	—	—	(3)
Capital transactions with General Partner	(29)	—	—	—	(29)
Net cash provided by (used in) financing activities	(430)	872	(9,401)	8,274	(685)
Net change in cash and cash equivalents	7	656	(314)	—	349
Cash and cash equivalents at the beginning of period	—	1,092	1,952	—	3,044
Cash and cash equivalents at end of period	$7	$1,748	$1,638	$—	$3,393
15. Subsequent Event
Cash Dividends/Distribution Declared
On March 14, 2018, Broadcom’s Board of Directors declared an interim cash dividend of $1.75 per Broadcom ordinary share, payable on March 29, 2018 to shareholders of record at the close of business (Eastern Time) on March 22, 2018, or the Broadcom Dividend.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $1.75 distribution per LP Unit, payable on March 29, 2018, to Limited Partners of record at the close of business (Eastern Time) on March 22, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 29, 2017, or fiscal year 2017, included in the Annual Report on Form 10-K for fiscal year 2017, or 2017 Annual Report on Form 10-K. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property rights, or IP; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Recent Developments and Highlights
Highlights during the fiscal quarter ended February 4, 2018 include the following:
•Our cash and cash equivalents were $7,076 million at February 4, 2018. This compares with $11,204 million at October 29, 2017, which included net proceeds of $3,980 million from the issuance of senior unsecured notes in October 2017 used to fund the Brocade Merger, as defined below.
•On November 17, 2017, or the Brocade Acquisition Date, we completed the acquisition of Brocade Communications Systems, Inc., or Brocade, for aggregate consideration of approximately $6.0 billion.
• We had a $5,786 million benefit from incomes taxes primarily due to provisional income tax benefits realized from the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, or the 2017 Tax Reform Act.
•We generated $1,685 million of cash from operations.
•Broadcom paid aggregate cash dividends on its ordinary shares of $717 million, and the Partnership made aggregate distributions of $38 million on its exchangeable limited partnership units, or LP Units.
•Our fiscal year ending November 4, 2018, or fiscal year 2018, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks compared to 13 weeks in the first fiscal quarter ended January 29, 2017. The additional week in the first fiscal quarter of 2018 resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense compared to the first fiscal quarter of 2017.
Redomiciliation to the United States from Singapore
We have initiated the process to change the ultimate parent company of Broadcom to a Delaware corporation, or the Redomiciliation, through a statutory procedure known as a scheme of arrangement under Singapore law, or the Scheme of Arrangement, to be implemented pursuant to the implementation agreement by and between us and a newly established Delaware corporation (also named Broadcom Limited and referred to herein as Broadcom-Delaware). The Scheme of Arrangement is subject to approval of the High Court of the Republic of Singapore, or the Singapore High Court, and our shareholders.
Pursuant to the Scheme of Arrangement, all issued ordinary shares of Broadcom as of immediately prior to the effective time of the Scheme of Arrangement will be exchanged on a one-for-one basis for newly issued shares of common stock of Broadcom-Delaware, and Broadcom will become a subsidiary of Broadcom-Delaware.
On March 9, 2018, the Singapore High Court approved the convening of a special meeting of Broadcom shareholders to be held on March 23, 2018 and we filed definitive proxy materials with the SEC in connection with this special meeting for the purpose of obtaining shareholder approval of the Scheme of Arrangement.
In connection with the Redomiciliation, we intend to execute an amendment, or the Mandatory Exchange Amendment, to the Partnership’s Amended and Restated Limited Partnership Agreement, or the Partnership Agreement, pursuant to which, immediately prior to the completion of the Scheme of Arrangement, all outstanding LP Units, other than any LP Units held by us and our subsidiaries, will be mandatorily exchanged for shares of common stock of Broadcom-Delaware on a one-for-one basis. As a result, all limited partners of the Partnership, or the Limited Partners, will become common stockholders of Broadcom-Delaware. In addition, all related outstanding non-economic voting preference shares in the capital of Broadcom will be automatically redeemed upon the exchange of the LP Units in accordance with the Mandatory Exchange Amendment.
The Mandatory Exchange Amendment is subject to the approval of the Limited Partners in accordance with the terms of the Partnership Agreement. The Scheme of Arrangement is not conditioned on the approval of the Mandatory Exchange Amendment and therefore the Redomiciliation will occur whether or not the Mandatory Exchange Amendment has been executed. If the Scheme of Arrangement occurs without the Mandatory Exchange Amendment having been approved and executed, LP Units of the Partnership will remain outstanding and will thereafter be exchangeable for cash or shares of common stock of Broadcom-Delaware in accordance with the terms of the Partnership Agreement.
Broadcom-Delaware has entered into a support agreement with Dr. Henry Samueli and Dr. Henry T. Nicholas III, acting on behalf of themselves and certain investment funds affiliated with each of them, who together hold a significant majority of the outstanding LP Units, pursuant to which they have agreed to provide a sufficient number of consents to constitute approval of the Mandatory Exchange Amendment.
Following the Redomiciliation, we expect the cash tax costs and overall effective cash tax rate of Broadcom (which we define as cash tax costs as a percentage of non-GAAP income before tax) to increase due to the enactment of the 2017 Tax Reform Act and Broadcom-Delaware becoming the ultimate parent company of Broadcom. Although there is significant uncertainty as to how the 2017 Tax Reform Act will be implemented, we presently expect that our overall effective cash tax rate following the Redomiciliation will be in the range of 9-11%. Due to the significant uncertainty, we do not believe it is practicable to reconcile the foregoing amount to an effective tax rate under GAAP (as defined below).
Assuming the Scheme of Arrangement is approved by the requisite Broadcom shareholders and by the Singapore High Court and the other conditions to the consummation of the Scheme of Arrangement are satisfied, we expect to complete the Redomiciliation after the close of trading on The Nasdaq Stock Market on April 4, 2018. The Redomiciliation is expected to be tax-free to our shareholders. If we do not complete the Redomiciliation within one year from November 17, 2017, we agreed to initiate a process to separate and divest the Brocade Fibre Channel Storage Area Network, or FC SAN, business.
Acquisition & Divestitures
Acquisition of Brocade
On the Brocade Acquisition Date, one of our indirect subsidiaries merged with and into Brocade with Brocade as the surviving corporation, or the Brocade Merger. As a result of the Brocade Merger, Brocade stockholders who did not perfect their appraisal rights with respect to the Brocade Merger received, in aggregate, approximately $5,298 million in cash in exchange for all shares of Brocade common stock issued and outstanding immediately prior to the effective time of the Brocade Merger. We also paid $701 million to retire Brocade’s term loan. In addition, we assumed all unvested Brocade stock options, restricted stock units, or RSUs, and performance stock units, or PSUs, held by continuing employees. All vested in-the-money Brocade stock options, after giving effect to any acceleration, were cashed out upon the Brocade Merger.

Brocade was a leading supplier of networking hardware, software and services, including FC SAN solutions and Internet Protocol Networking, or IP Networking, solutions. We acquired Brocade to enhance our position as a leading provider of enterprise storage connectivity solutions, broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers.
We financed the Brocade Merger with the net proceeds from the October 2017 issuance of senior unsecured notes, as well as cash on hand.
Divestiture of Brocade’s IP Networking Business
Following the Brocade Merger, on December 1, 2017, we sold Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, adjusted for closing working capital balances.
Proposed Acquisition of Qualcomm Incorporated
On November 6, 2017, we announced a proposal to acquire Qualcomm Incorporated, or Qualcomm, for $70 per Qualcomm share. On March 12, 2018, the President of the United States issued an order that prohibits our acquisition of Qualcomm. As a result, on March 14, 2018, we announced that we have withdrawn and terminated our offer to acquire Qualcomm.
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
There were no significant changes in our critical accounting policies during the fiscal quarter ended February 4, 2018 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended February 4, 2018 Compared to Fiscal Quarter Ended January 29, 2017

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017	February 4, 2018	January 29, 2017

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$5,327	$4,139	100%	100%
Cost of products sold:
Cost of products sold	1,899	1,573	37	38
Purchase accounting effect on inventory	70	—	1	—
Amortization of acquisition-related intangible assets	715	559	13	14
Restructuring charges	15	6	—	—
Total cost of products sold	2,699	2,138	51	52
Gross margin	2,628	2,001	49	48
Research and development	925	808	17	19
Selling, general and administrative	291	201	6	5
Amortization of acquisition-related intangible assets	339	440	6	11
Restructuring, impairment and disposal charges	130	46	2	1
Total operating expenses	1,685	1,495	31	36
Operating income	$943	$506	18%	12%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which are discussed in detail below under “Seasonality”.
Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 18% and 15% of our net revenue for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. We believe our aggregate sales to our top five end customers, through all channels, accounted for approximately 48% and 39% of our net revenue for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. We believe aggregate sales to Apple, Inc., through all channels, accounted for over 30% and approximately 20% of our net revenue for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true in our wireless communications segment as fluctuations may be magnified by the launches of, and seasonal variations in, sales of mobile handsets, as well as changes in the overall economic environment.
In recent years, approximately 50% of our net revenue has come from sales to distributors, OEMs and contract manufacturers located in China. However, the end customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end customers located in China.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue	February 4, 2018	January 29, 2017	$ Change	% Change

	(In millions, except for percentages)
Wireless communications	$2,210	$1,175	$1,035	88%
Wired infrastructure	1,875	2,084	(209)	(10)%
Enterprise storage	991	707	284	40%
Industrial & other	251	173	78	45%
Total net revenue	$5,327	$4,139	$1,188	29%

	Fiscal Quarter Ended
% of Net Revenue	February 4, 2018	January 29, 2017
Wireless communications	41%	29%
Wired infrastructure	35	50
Enterprise storage	19	17
Industrial & other	5	4
Total net revenue	100%	100%
Fiscal quarter ended February 4, 2018 compared to corresponding prior year period. Net revenue from our wireless communications segment increased primarily due to an increase in our wireless content in handsets, as well as a later new handset ramp with a major customer, which resulted in higher shipments in the quarter, as compared to the corresponding prior year period. Net revenue from our wired infrastructure segment decreased primarily due to a decrease in demand for our broadband and fiber optic products, primarily in the China market, and a decrease in demand for our standard networking products due to timing of customer expenditure cycles and inventory consumption. This decrease was partially offset by an increase in demand for our networking application-specific integrated circuit, or ASIC, products. Net revenue from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business and an increase in demand for our server storage connectivity products, partially offset by a decrease in demand for our hard disk drive, or HDD. Net revenue from our industrial & other segment increased primarily due to an increase in IP licensing revenue and an increase in demand for our optocoupler products.
Gross Margin
Gross margin was $2,628 million for the fiscal quarter ended February 4, 2018 compared to $2,001 million for the fiscal quarter ended January 29, 2017. The $627 million increase was primarily due to a 29% increase in net revenue, partially offset by an increase of $156 million in amortization of acquisition-related intangible assets and a $70 million increase in purchase accounting effect on inventory as a result of the Brocade Merger. As a percentage of net revenue, gross margin was relatively flat at 49% and 48% for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively.
Research and Development Expense
Research and development expense increased $117 million, or 14%, for the fiscal quarter ended February 4, 2018 compared to the fiscal quarter ended January 29, 2017. Research and development expense as a percentage of net revenue was 17% for the fiscal quarter ended February 4, 2018 compared to 19% for the fiscal quarter ended January 29, 2017. The increase in research and development expense dollars was primarily due to an increase in share-based compensation expense as well as the acquisition of Brocade. Share-based compensation expense was higher in the fiscal quarter ended February 4, 2018 primarily due to annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $90 million, or 45%, for the fiscal quarter ended February 4, 2018, compared to the fiscal quarter ended January 29, 2017. Selling, general and administrative expense as a percentage of net revenue was 6% for the fiscal quarter ended February 4, 2018 compared to 5% for the fiscal quarter ended January 29, 2017. The increase in selling, general and administrative expense dollars was primarily due to the acquisition of Brocade, an increase in share-based compensation expense and an increase in acquisition-related costs. Share-based compensation expense was higher in the fiscal quarter ended February 4, 2018 due to annual employee equity awards granted at higher grant-date fair values.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses was $339 million and $440 million for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. The decrease was primarily due to the full amortization of certain intangible assets acquired in our acquisition of Broadcom Corporation, partially offset by the addition of amortization of intangible assets acquired in the Brocade Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses, primarily related to employee termination costs, were $130 million and $46 million for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. The increase was mainly due to an increase in restructuring activities resulting from the Brocade Merger.
Segment Operating Results
The following table sets forth operating income by segment for the periods presented:

	Fiscal Quarter Ended
Operating Income	February 4, 2018	January 29, 2017	$ Change	% Change

	(In millions, except for percentages)
Wireless communications	$1,059	$427	$632	148%
Wired infrastructure	787	933	(146)	(16)%
Enterprise storage	579	375	204	54%
Industrial & other	142	61	81	133%
Unallocated expenses	(1,624)	(1,290)	(334)	26%
Total operating income	$943	$506	$437	86%
Fiscal quarter ended February 4, 2018 compared to corresponding prior year period. Operating income from our wireless communications segment increased primarily due to higher revenue, largely resulting from an increase in our wireless content in handsets, as well as a later new handset ramp with a major customer, which resulted in higher shipments in the quarter, and improved gross margin. Operating income from our wired infrastructure segment decreased primarily due to a decrease in demand for our broadband and fiber optic products, primarily in the China market, and a decrease in demand for our standard networking products, partially offset by an increase in demand for networking ASIC products. Operating income from our enterprise storage segment increased due to contributions from the Brocade FC SAN business and an increase in revenue from our server storage connectivity products, partially offset by a decrease in demand for our HDD products. Operating income from our industrial & other segment increased primarily due to an increase in revenue from our licensing of IP and our optocoupler products as a result of an increase in demand for these products.
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 26% in the fiscal quarter ended February 4, 2018 compared with the corresponding prior year period, primarily due to increases in share-based compensation expense, restructuring, impairment and disposal charges, purchase accounting effect on inventory, amortization of acquisition-related intangible assets and acquisition-related costs. The increase in unallocated expenses were primarily due to the Brocade Merger.
Non-Operating Income and Expenses
Interest expense. Interest expense was $183 million and $111 million for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. The increase was primarily due to the issuance and sale of our senior unsecured notes in October 2017 and debt commitment fees related to the Brocade Merger.
Loss on extinguishment of debt. Loss on extinguishment of debt was $159 million for the fiscal quarter ended January 29, 2017. We issued senior unsecured notes in January 2017 to repay all of the term loans outstanding under our guaranteed, collateralized credit agreement dated February 1, 2016. As a result, we wrote-off $159 million of debt issuance costs.
Other income, net. Other income, net includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income, net was $35 million and $31 million for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively.
Provision for (benefit from) income taxes. For the fiscal quarter ended February 4, 2018, we had a benefit from income taxes of $5,786 million compared to a provision for income taxes of $10 million for the fiscal quarter ended January 29, 2017.

The benefit principally resulted from provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act, which included $88 million related to the remeasurement of certain deferred tax assets and liabilities, which was based on the tax rates at which they are expected to be reversed in the future, and $5,722 million related to a one-time transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations, or the Transition Tax. The benefit related to the Transition Tax was primarily due to a reduction of $10,392 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,547 million of federal provisional long-term Transition Tax payable and $2,179 million of unrecognized federal tax benefits related to the Transition Tax.
Our provision for (benefit from) income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganizations, excess tax benefits or tax deficiencies from share-based awards, and changes in tax regulation.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to launches of new mobile handsets manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications segment. We have a diversified business portfolio and our wired infrastructure segment generally represents the largest portion of our net revenue. We believe that our overall revenue is less susceptible to seasonal variations as a result of the diversification of our business portfolio.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of February 4, 2018 consisted of: (i) $7,076 million in cash and cash equivalents and (ii) cash we expect to generate from operations. In addition, we may also generate cash from the sale of assets from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) interim cash dividend payments by Broadcom (if and when declared by its Board of Directors), (v) cash distributions by the Partnership (if and when declared by the Partnership’s General Partner), (vi) interest and principal payments related to outstanding indebtedness, and (vii) payment of income taxes, including taxes resulting from the intercompany transfer of IP. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We expect our capital expenditures for fiscal year 2018 will be somewhat lower than fiscal year 2017, due primarily to completion of construction at our Irvine and San Jose campuses.
We believe that our cash and cash equivalents on hand and cash flows from operations will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service the senior unsecured notes we issued in January and October 2017 and any other indebtedness we may incur, will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.

Summary and Highlights
Our cash and cash equivalents decreased by $4,128 million to $7,076 million at February 4, 2018 from $11,204 million at October 29, 2017.
The decrease was largely due to the following:
•$4,780 million paid to fund the Brocade Merger;
•$856 million payment of Brocade’s assumed debt;
•$755 million of dividend payments by Broadcom and cash distributions by the Partnership;
•$244 million for investment purchases; and
•$220 million in capital expenditures.
The decrease was partially offset by the following:
•$1,685 million in net cash provided by operating activities;
•$782 million of proceeds from sales of businesses;
•$237 million of proceeds from disposals of property, plant and equipment; and

•	$34 million from ordinary shares issued upon exercises of share options.
Dividends/Distributions
Dividends paid by Broadcom

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions, except per share data)
Cash dividends paid per ordinary share	$1.75	$1.02
Cash dividends paid to ordinary shareholders	$717	$408
Distributions made by the Partnership

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(in millions, except per LP Unit)
Cash distributions paid to General Partner	$717	$408
Cash distributions paid per LP Unit	$1.75	$1.02
Cash distributions paid to Limited Partners	$38	$23
Cash Flows

	Fiscal Quarter Ended
	February 4, 2018	January 29, 2017

	(In millions)
Net cash provided by operating activities	$1,685	$1,353
Net cash used in investing activities	(4,227)	(319)
Net cash used in financing activities	(1,586)	(595)
Net change in cash and cash equivalents	$(4,128)	$439
Operating Activities
Cash provided by operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. The $332 million increase in cash provided by operations during the fiscal quarter ended February 4, 2018, compared to the fiscal quarter ended January 29, 2017, was due to the impact of net income and adjustments for non-cash items, offset by changes in assets and liabilities. Net income for the fiscal quarter ended February 4, 2018 reflects an income tax benefit of $5,786 million principally resulting from the enactment of the 2017 Tax Reform Act. This benefit was primarily non-cash and resulted in a significant adjustment to net income and included in the deferred taxes and non-cash taxes line in the condensed consolidated statement of cash flows for the fiscal quarter ended February 4, 2018. Other non-cash adjustments to net income during the fiscal quarter ended February 4, 2018, as compared to the fiscal quarter ended January 29, 2017, primarily included an increase in share-based compensation and an increase in depreciation and amortization, partially offset by a decrease in the non-cash portion of the debt extinguishment loss.
Investing Activities
Cash used in investing activities consisted primarily of cash used for acquisitions, capital expenditures and investments, offset by proceeds from divestitures. The change in investing cash flows for the fiscal quarter ended February 4, 2018 compared to the fiscal quarter ended January 29, 2017 primarily related to $4,780 million paid for the Brocade Merger and $244 million purchases of investments in the fiscal quarter ended February 4, 2018, partially offset by a $772 million increase in proceeds from sales of businesses, a $237 million increase in proceeds from asset sales and a $105 million decrease in capital expenditures.
Financing Activities
Broadcom
Cash used in financing activities consisted primarily of net proceeds and payments related to our long-term-debt, dividend payments by Broadcom, cash distributions by the Partnership, the issuance of ordinary shares pursuant to our employee equity incentive plans and payments of debt issuance costs. The change in financing cash flows for the fiscal quarter ended February 4, 2018 compared to the fiscal quarter ended January 29, 2017 was primarily due to an $856 million payment of debt assumed in the Brocade Merger and a $324 million increase in dividend and distribution payments.
The Partnership
Cash used in financing activities for the Partnership is materially the same as discussed for Broadcom above. The differences are due to capital transactions with the General Partner, which resulted from capital contributions from Broadcom to the Partnership.
Indebtedness
See Note 6. “Borrowings” included in Part I, Item 1 of this Form 10-Q.
Contractual Commitments
See Note 12. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at February 4, 2018 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See Note 12. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see Note 1. “Overview, Basis of Presentation and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Broadcom Limited
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of February 4, 2018. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 4, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Broadcom Cayman L.P.
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom as authorized representatives in its capacity as the General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures as of February 4, 2018. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to the management of Broadcom, as General Partner, including the CEO and CFO of Broadcom, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, the management of Broadcom, as General Partner, including the CEO and CFO concluded that, as of February 4, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 12. “Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
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
We are dependent on a small number of end customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the fiscal quarter ended February 4, 2018, sales to distributors accounted for 29% of our net revenue. Direct sales to Foxconn accounted for 18% of our net revenue for the fiscal quarter ended February 4, 2018. We believe our aggregate sales to our top five end customers, through all channels, accounted for approximately 48% and 39% of our net revenue for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. We believe aggregate sales to Apple, Inc., through all channels, accounted for over 30% and approximately 20% of our net revenue for the fiscal quarters ended February 4, 2018 and January 29, 2017, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
Moreover, the terms and conditions under which we do business with most of our customers generally do not include commitments by those customers to purchase any specific quantities of products from us. Even in those instances where we enter into an arrangement under which a customer agrees to source an agreed portion of its product needs from us (provided that we are able to meet specified development, supply and quality commitments), the arrangement often includes pricing schedules or methodologies that apply regardless of volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or the level of profitability we expect under such arrangements. If we do not perform under these arrangements, we could also be liable for significant monetary damages. In addition, we are selling an increasing amount of our products through a limited number of distributors, which may expose us to additional customer concentration and related credit risks.
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
We utilize Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately three-quarters of the wafers manufactured by our contract manufacturers during the fiscal quarter ended February 4, 2018. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
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
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the fiscal quarter ended February 4, 2018, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Any acquisitions we may undertake involve risks and uncertainties, such as unexpected delays, challenges and related expenses, and diversion of management’s attention. For example, regulatory approvals required in connection with an acquisition, such as those from the U.S. Department of Justice or the Federal Trade Commission, may take longer than anticipated to obtain, may not be obtained at all or may contain materially burdensome conditions. If any conditions or changes to the structure of an acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of such acquisition or reducing our anticipated benefits of the transaction. If we agree to any material conditions in order to obtain any such approvals or if we fail to comply with any such conditions, our business and results of operations may be adversely affected. For example, if we do not complete the Redomiciliation within one year from the closing, we agreed to initiate a process to separate and divest the Brocade FC SAN business. If we fail to complete an acquisition, our share price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may have incurred significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: minimizing the disruption of our business, diversion of management’s attention from daily operations and integrating the personnel of acquired businesses; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls over the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances and cultural differences, lack of experience operating in the geographic markets or industry sectors of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
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
From time to time, we may also seek to divest or wind down portions of our business, both acquired or otherwise, such as the Brocade IP Networking business, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Any future dispositions we may make could involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such dispositions. For example, in connection with such dispositions, we often enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to assert our IP rights against such third-party purchasers.
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
We sell many of our products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 29% of our net revenue in the fiscal quarter ended February 4, 2018. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
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

•	changes in taxation of international businesses, which could increase our overall cash tax costs;

•	changes in our tax structure or incentive arrangements, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	IP disputes and associated litigation expense;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials and components from our suppliers;

•	timing of any regulatory updates, particularly with respect to tax reform;

•	fluctuations in currency exchange rates;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
The proposed Redomiciliation will likely increase our cash tax cost.
We have initiated the process to change the ultimate parent company of Broadcom to a Delaware corporation. The U.S. corporate income tax regime (including applicable statutory tax rates) changed significantly due to the enactment of the 2017 Tax Reform Act. Although there is significant uncertainty as to how the 2017 Tax Reform Act will be implemented, following the Redomiciliation, we expect the cash tax costs and overall effective cash tax rate of Broadcom (which we define as cash tax costs as a percentage of non-GAAP income before tax) to increase due to Broadcom-Delaware becoming the ultimate parent company of Broadcom. We presently expect that our overall effective cash tax rate following the Redomiciliation will be in the range of 9-11%. Due to the significant uncertainty, we do not believe it is practicable to reconcile the foregoing amount to an effective tax rate under GAAP.
We also expect to incur additional cash tax costs as a result of the 2017 Tax Reform Act that would apply irrespective of the Redomiciliation. Based on our initial analysis, we believe the 2017 Tax Reform Act will result in a Transition Tax of between $1.6 billion and $2.6 billion, without taking into account available deductions and credits. The amount and timing of installment payments of the Transition Tax depends, in part, on when the Redomiciliation becomes effective. However, this tax liability will be payable over eight years, with the amount of payments more heavily weighted to the latter years of this period.
Our preliminary estimates of the overall cash tax impact of the Redomiciliation, as well as the amount and timing of installment payments of the Transition Tax, are expected to change as we continue to refine our analysis and as additional guidance becomes available, particularly with respect to the 2017 Tax Reform Act. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals and in the estimated ranges provide above. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes.
If we do not complete the Redomiciliation within one year of the Brocade Merger, we may be required to divest our Brocade SAN business.
In connection with the regulatory approvals relating to the completion of the Brocade Merger, we agreed to initiate a process to separate and divest the Brocade SAN business if we do not complete the Redomiciliation within one year after the Brocade Merger. Any such divestiture could materially and adversely affect our business and results of operations.
The Redomiciliation will result in additional direct and indirect costs, even if it is not completed.
We will incur additional costs as a result of the Redomiciliation, although we do not expect these costs to be material. We expect to incur attorneys’ fees, accountants’ fees, filing and other regulatory fees, mailing expenses, proxy solicitation fees and financial printing expenses in connection with the Redomiciliation, even if it is not approved or completed. The Redomiciliation also may negatively affect us by diverting attention of our management and employees from our operating business during the period of implementation and by increasing other administrative costs and expenses.
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
Some of our competitors may have greater resources for manufacturing, distribution, financial, research and development or marketing resources than us. In addition, some of our competitors may also have a greater presence in key markets, a larger customer base or more comprehensive IP portfolio and patent protection than us. We compete with integrated device manufacturers and fabless semiconductor companies, as well as the internal resources of large, integrated OEMs. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that may develop their own IC products. Our competitors in these markets range from large, international companies offering a wide range of semiconductor products and devices to smaller companies specializing in niche markets and new technologies.
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
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the 2017 Tax Reform Act, adopting broad U.S. corporate income tax reform will, among other things, reduce the U.S. corporate income tax rate, but will impose base-erosion prevention measures on non-U.S. earnings of U.S. entities as well as the Transition Tax on accumulated non-U.S. earnings of U.S. entities. We believe the Transition Tax will be $1.6 billion to $2.6 billion, without taking into account available deductions and credits. The amount and timing of installment payments of the Transition Tax depends, in part, on when the Redomiciliation becomes effective. Our preliminary estimates of the amount of the Transition Tax are expected to change as we continue to refine our analysis and as additional guidance becomes available, particularly with respect to the 2017 Tax Reform Act. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals and in the estimated range provide above.
In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.
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
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that qualifying income we earn in Singapore is subject to tax holiday or reduced rates of Singapore income tax. Subject to our compliance with the conditions specified in these incentives and legislative developments, the Singapore tax incentives are presently expected to expire at various dates generally between 2020 and 2021, subject in certain cases to potential extensions, which we may or may not be able to obtain, and any subsequent changes in incentive scope. Absent these tax incentives, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. We also have tax holidays on our qualifying income in Malaysia, which are scheduled to expire between 2018 and 2028. The tax incentives and tax holidays that we have obtained are also subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present arrangements. The effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $237 million, $169 million and $207 million, for fiscal years 2017, 2016 and 2015, respectively, to increase diluted net income per share by $0.56 and$0.74 in fiscal years 2017 and 2015, respectively, and to reduce diluted net loss per share by $0.44 for fiscal year 2016.
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
Our overall cash tax costs are affected by a number of factors, including reorganizations or restructurings of our businesses or assets, jurisdictional revenue mix and changes in tax regulations or policy, and may be further impacted if we complete the Redomiciliation, all of which could materially, adversely affect financial results.
We are currently a Singapore-based multinational company subject to tax in various tax jurisdictions and have initiated the Redomiciliation process. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we are required to file tax returns.
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure, including the Redomiciliation;

•	jurisdictional mix of our income and assets, and the resulting tax effects of differing tax rates in different countries;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	changes in transfer pricing rules or methods of applying these rules;

•	changes in tax laws, including in the U.S., changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to income and foreign tax credit rules;

•	tax effects of increases in non-deductible employee compensation;

•	changes in tax accounting rules or principles and in the valuation of deferred tax assets and liabilities;

•	outcomes of income tax audits; and

•	modifications, expiration, lapses or termination of tax credits or incentives.
We established a deferred tax liability on our balance sheet, which prior to the adoption of the 2017 Tax Reform Act, would have become payable in the U.S. over time. However, under the 2017 Tax Reform Act, we will be required to recognize all of these earnings in our fiscal year 2018 as a deemed repatriation of foreign earnings subject to the Transition Tax. Based on our initial analysis, we believe the Transition Tax to be $1.6 billion to $2.6 billion in the aggregate, without taking into account available deductions and credits, will be payable over eight years. The amount of the Transition Tax depends, in part, on when the Redomiciliation becomes effective. Our preliminary estimates of the amount of the Transition Tax are expected to change as we continue to refine our analysis and as additional guidance becomes available, particularly with respect to the 2017 Tax Reform Act. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals and in the estimated range provided above.
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
A majority of our products are produced and sourced in Asia, including China, India, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, and we sell our products throughout the world. In addition, as of February 4, 2018, approximately 37% of our employees are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
Under Section 7874 of the Code, if the former shareholders of BRCM hold 80% or more of the vote or value of the ordinary shares of Broadcom, by reason of their former holding of BRCM common shares (the percentage (by vote and value) of our ordinary shares considered to be held (for purposes of Section 7874 of the Code) by former BRCM shareholders immediately after the Broadcom Merger by reason of holding BRCM common shares is referred to in this disclosure as the “Section 7874 Percentage”), and our expanded affiliated group after the Broadcom Merger does not have substantial business activities in Singapore relative to our worldwide business activities, Broadcom would be treated as a U.S. corporation for U.S. federal income tax purposes. If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), Section 7874 of the Code would cause Broadcom to be treated as a “surrogate foreign corporation” if we did not have substantial business activities in Singapore relative to our worldwide business activities.
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
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, exposes us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.
As of February 4, 2018, our total consolidated indebtedness under our senior unsecured notes that were issued and sold in January 2017 and October 2017, collectively the 2017 Senior Notes, was $17,727 million.
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

Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. A ratings downgrade could adversely affect the trading price of our 2017 Senior Notes or the trading market for our 2017 Senior Notes. Any credit rating downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt.
The instruments governing our indebtedness impose restriction on our business.
The indentures governing the 2017 Senior Notes contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability to incur certain secured debt, enter into certain sale and lease-back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. In addition, the indentures contain customary events of default upon the occurrence of which, after any applicable grace period, the noteholders would have the ability to immediately declare the debt due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the 2017 Senior Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.
The trading prices of the 2017 Senior Notes may be volatile.
To the extent trading markets for the 2017 Senior Notes develop, the trading prices of the 2017 Senior Notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for debt securities, general economic conditions and securities analysts’ recommendations, if any, regarding our securities.
Risks Relating to Investments in Singapore Companies
It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us or our directors in Singapore.
Broadcom is currently incorporated under the laws of the Republic of Singapore, and one of our directors is resident outside the United States. Moreover, a majority of our consolidated assets are located outside the United States. Although Broadcom is incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for certain purposes. Nevertheless, since a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.
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
Broadcom is currently incorporated in Singapore and our shareholders may have more difficulty in protecting their interest than they would as shareholders of a corporation incorporated in the United States, and we may have more difficulty attracting and retaining qualified board members and executives.
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
The trading price of Broadcom ordinary shares has, at times, fluctuated significantly and could be subject to wide fluctuations in response to any of the risk factors listed in this “Risk Factors” section, and others, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	issuance of ordinary shares upon exchange of LP Units; and

•	changes in our dividend or share repurchase policies.
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
As of December 31, 2017, we believe that our two largest shareholders, Capital World Investors, together with Capital Research Global Investors, and The Vanguard Group held approximately 24% of Broadcom outstanding ordinary shares in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our ordinary shares. In addition, any such sales of our ordinary shares by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Risks Relating to Exchangeable Limited Partnership Units
The exchange of the LP Units into Broadcom ordinary shares is subject to significant restrictions, including the right of Broadcom in its sole discretion to cause the Partnership to repurchase such LP Units for cash instead of Broadcom ordinary shares.
Holders of LP Units, or Limited Partners, may, subject to compliance with the procedures set forth in the Partnership’s amended and restated exempted limited partnership agreement, as amended from time to time, or the Partnership Agreement, require the Partnership to repurchase all or any portion of such Limited Partner’s LP Units in exchange for Broadcom ordinary shares, at a ratio of one Broadcom ordinary share for each LP Unit, or the Exchange Right. However, Broadcom, in its sole discretion as General Partner, has the right to cause the Partnership to repurchase the LP Units for cash (in an amount determined in accordance with the terms of the Partnership Agreement based on the market price of Broadcom ordinary shares) in lieu of Broadcom ordinary shares. Although we are currently issuing Broadcom ordinary shares upon exchange of LP Units, Broadcom, in its sole discretion as General Partner, may choose to cause the Partnership to repurchase the LP Units for cash at any time and without notice. The payment of cash upon exchange of LP Units could result in, among other things, tax consequences that differ from those that would have resulted if the holder of such LP Units had received Broadcom ordinary shares.
In addition, prior to February 1, 2019, following the effective time of the Broadcom Merger, it is a condition precedent to the obligation of the Partnership to repurchase such LP Units, and the holder of such LP Units shall not be permitted to exercise the Exchange Right, unless (i) Broadcom has received a written opinion from an independent nationally recognized law or accounting firm that the Exchange Right should not cause Broadcom to be treated as (a) a “surrogate foreign corporation” (within the meaning of Section 7874(a)(2)(B) of the Code) or (b) a “domestic corporation” (within the meaning of Section 7874(b) of the Code) and (ii) Broadcom’s independent auditor has determined that no reserve shall be required for financial accounting purposes relating to Section 7874 of the Code as a result of the exercise of such Exchange Right. Although Limited Partners are currently permitted to exercise their Exchange Rights, no assurance can be provided as to whether the above conditions precedent will be satisfied in the future.
The exchange of LP Units is a U.S. taxable event.
The exchange of LP Units will be treated for U.S. tax purposes as a taxable sale of the LP Units by the Limited Partner making the exchange. A Limited Partner will recognize gain or loss for U.S. income tax purposes in an amount equal to the fair market value of our ordinary shares or the cash amount received in the exchange, plus the amount of the Partnership’s liabilities allocable to the LP Units being exchanged, less the Limited Partner’s adjusted tax basis in the LP Units exchanged. The recognition of any loss resulting from an exchange of LP Units is subject to a number of limitations set forth in the Code. It is possible that the amount of gain recognized or even the tax liability resulting from the gain could exceed the value of our ordinary shares or cash amount received upon the exchange. In addition, a Limited Partner may have difficulty finding buyers for a substantial number of ordinary shares in order to raise cash to pay tax liabilities associated with the exchange of their LP Units and may not receive a price for the ordinary shares equal to the value of the LP Units at the time of the exchange.
An active trading market for LP Units is not expected to develop.
The LP Units are not listed on a national exchange in the United States or on a foreign exchange. An active trading market for the LP Units is not expected to develop. In addition, although the LP Units are registered under the Exchange Act, Broadcom, as General Partner, is under no obligation to continue such registration and is authorized to deregister the LP Units at any time such registration is not legally required. As a result, it will be very difficult to sell the LP Units at a price that is attractive, or at all.
Future sales of Broadcom ordinary shares in the public market could cause the value of LP Units to fall.
Sales of a substantial number of Broadcom ordinary shares in the public market, or the perception that these sales might occur, could depress the value of the LP Units because the value of the LP Units is derivative of the value of Broadcom ordinary shares.
The value of the Broadcom ordinary shares received in any exchange of the LP Units, or the cash amount to be paid by us in lieu thereof, may fluctuate.
The value of the Broadcom ordinary shares into which the LP Units may be exchanged, or the cash amount to be paid by the Partnership in lieu thereof, may be subject to significant fluctuations for many reasons.
Consequently, due to these potential fluctuations in value of Broadcom ordinary shares, at the time that the Exchange Right is exercised, the Broadcom ordinary shares into which LP Units may be exchanged, or the cash amount to be paid in lieu thereof, may have a value that differs from the value of Broadcom ordinary shares as of the effective time of the Broadcom Merger. Also see “At times, Broadcom’s share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources.” regarding fluctuations in the value of Broadcom ordinary shares.
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
Under certain circumstances, the voting rights of the LP Units will be limited.
Each holder of LP Units has the benefit of a voting trust agreement dated February 1, 2016, among the Partnership, Broadcom and the voting trustee, or the Voting Trust Agreement. Pursuant to the terms of the Voting Trust Agreement, the voting trustee holds non-economic voting preference shares of Broadcom, or Special Voting Shares, that entitle the voting trustee to a number of votes equal to the number of votes that would attach to the Broadcom ordinary shares receivable upon the exchange of the LP Units as of the record date of a Broadcom shareholder meeting. Holders of LP Units are entitled to direct the voting trustee under the Voting Trust Agreement to vote the number of Special Voting Shares equal to the number of LP Units held by such holder in substantially all votes that are presented to the holders of Broadcom ordinary shares. However, in the event that, under applicable law, any matter requires the approval of the holder of record of a Special Voting Share, voting separately as a class, the Voting Trust Agreement restricts the ability of holders of LP Units to exercise such voting rights.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
2.3#	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016
3.1	Constitution of Broadcom Limited	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
3.2	Amended and Restated Exempted Limited Partnership Agreement of Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), dated February 1, 2016	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
3.3	Voting Trust Agreement, dated as of February 1, 2016, by and among Broadcom Limited, Broadcom Cayman L.P. and Computershare Trust Company, N.A., as Trustee	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Broadcom Limited Registration Statement on Form S-3 (Commission File No. 333-209923)	March 4, 2016
4.2
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited(“Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l.(the “Guarantors”) and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.3	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.4	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.5	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
4.6	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
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
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
10.1+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.2+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective March 13, 2018).			X
10.3+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.4+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.5+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 13, 2018).			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
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
Date: March 15, 2018